Form 10-Q
period 2017-03-31
FAH MAI HOLDINGS, INC.
filed 2018-01-31
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-55678

FAH MAI HOLDINGS, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	81-3361351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000/196,199 Liberty Buildings, 3rd Floor,
Sukhumvit 55 Road, Klongton Nua,
Wattana, Bangkok	10110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +66 807 0617

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ] Yes [X] No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of January 30, 2018, 40,671,900 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2017

FAH MAI HOLDINGS, INC.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Liabilities	$5,250	$5,250
Total Current Liabilities	5,250	5,250

STOCKHOLDERS’ DEFICIT
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 40,500,000 and 20,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4,050	2,000
Additional Paid-in Capital	1,312	312
Discount on Common Stock	(2,050)	-
Accumulated Deficit	(8,562)	(7,562)
Total Stockholders’ Deficit	(5,250)	(5,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

1

FAH MAI HOLDINGS, INC.

Condensed Statement of Operations

(Unaudited)

For the Three Months Ended
March 31, 2017

REVENUES	$-

OPERATING EXPENSES
Operating Expenses	1,000
Total Operating Expenses	(1,000)

NET LOSS BEFORE INCOME TAXES	(1,000)
Provision for Income Taxes	-
NET LOSS	$(1,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,072,222

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAH MAI HOLDINGS, INC.

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months Ended
March 31, 2017
OPERATING ACTIVITIES
Net loss	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	1,000
Net Cash Used in Operating Activities	-

NET INCREASE (DECREASE) IN CASH	-
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-
Income taxes	$-

NONCASH FINANCING ACTIVITIES:
Cancellation of common stock to founders for no consideration	$(1,950)
Issuance of common stock to officers for no consideration	$4,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (“Fah Mai” or the “Company”) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915, “Development Stage Entities.” Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The Company chose December 31 as its fiscal year end.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,000 for the three months ended March 31, 2017. The Company had a working capital deficit of $5,250 and an accumulated deficit of $8,562 as of March 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Basic and Diluted Net income (Loss) per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017 and December 31, 2016, there are no outstanding dilutive securities.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its financial statements.

In 2015, the FASB issued ASU No. 2015-17, “Income Taxes” (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. Current US GAAP requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. For public entities, ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and may be applied either prospectively or retrospectively, with early application permitted for financial statements that have not been previously issued. The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

NOTE 4 – ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, the Company had accrued liabilities of $5,250 for professional fees.

NOTE 5 – COMMON STOCK

On February 27, 2017, Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (the “Registrant” or the “Company”) issued 40,000,000 shares of its common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par and a discount of $4,000 representing 98.7% of the total outstanding 40,500,000 shares of common stock as follows:

Louis Joseph Haseman     40,000,000

With the issuance of the stock and the redemption of 19,500,000 shares of stock of the preexisting 20,000,000, the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. The Company changed its name as part of the change in control. If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

On February 26, 2017, the following events occurred which resulted in a change of control of the Registrant:

1. The Registrant cancelled an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock valued at par.

2. The then current officers and directors resigned.

3. New officer(s) and director(s) were appointed and elected.

The disclosure required by Item 5.01(a)(8) of Form 8-K was previously filed with the Securities and Exchange Commission on Form 10-12G filed on August 9, 2016 as amended and supplemented by the information contained in this report.

The Registrant has been formed to serve as a company to raise funds for the development of companies to be acquired that have excellent growth strategies and returns for the investor. Management of the Registrant has experience in marketing, fund raising and business development. The Registrant hopes to show high returns by undertaking a high risk diverse portfolio ranging from construction to antiques to collectible whiskey to sunscreen.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2017, 40,500,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events”, through January 15, 2018, the date which the financial statements were available to be issued and there are no material subsequent events, except as detailed below:

During April 2017 through Present, the Company issued 171,900 shares of common stock and received 45 subscriptions for 617,694 additional shares of common stock at $0.50 per share to 39 shareholders through private placements, which are all unrelated parties, for net proceeds of $395,028. Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company, received all of the net proceeds from the above-mentioned private placements, which constituted the initial and only source of capital of Fah Mai Thailand. Fah Mai Thailand had no operation prior to receiving those proceeds. Based on these factors, the Company has become the primary beneficiary of Fah Mai Thailand in accordance with FASB ASC 810. Fah Mai Thailand is considered a variable interest entity (“VIE”) to the Company subject to consolidation as of the first sale of the Company’s common stock on April 17, 2017 in the private placement. Fah Mai Thailand’s financial statements will be consolidated in the Company’s financial statements as of this date.

In November 2017, the Company acquired all outstanding shares of common stock of Fah Mai Holdings Limited and Platinum Casks Limited, two United Kingdom companies newly formed in November 2017, from a major shareholder of the Company. These entities had no operation prior to the acquisition. As of November 7, 2017, these entities became wholly owned subsidiaries of the Company and will be consolidated into the Company’s financial statements as of this date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company’s actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in the “Risk Factors” section as well as discussed elsewhere herein.

Results of Operations

Three months ended March 31, 2017

For the three-months ended March 31, 2017, Fah Mai Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. Fah Mai Holdings Inc. sustained net loss of $1,000 in the three months ended March 31, 2017. The losses are largely contributed to operating expense incurred, by the Company, for the purposes of paying for accounting, legal and audit fees.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Liquidity and Capital Resources

As of March 31, 2017, the Company had no cash.

The Company had accrued liabilities in the amount of $5,250 as of March 31, 2017.

On February 27, 2017, the Company issued 40,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 98.7% of the total outstanding 40,500,000 shares of common stock for no consideration. On the same day, 19,500,000 shares of stock of the preexisting 20,000,000 were surrendered and cancelled for no consideration. The Company effected a change in its control and the new majority shareholder(s) elected new management of the Company.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company and has an accumulated deficit of $8,562. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $1,000 in cash during the three months ended March 31, 2017 for operating activities.

Investing Activities

The Company had no investing activities during the three months ended March 31, 2017.

Financing Activities

The Company had no financing activities during the three months ended March 31, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2017, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2017.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company (as Finch Street Acquisition Corporation) issued and aggregate of 20,000,000 common shares on formation in July 22, 2016 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal to $0.0001 per share, of which all but an aggregate of 500,000 shares were redeemed pro rata at the purchase price.

On February 27, 2017, Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (the “Registrant” or the “Company”) issued 40,000,000 shares of its common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par and a discount of $4,000 representing 98.7% of the total outstanding 40,500,000 shares of common stock as part of a change in control as follows:

Louis J. Haseman	40,000,000

With the issuance of the stock and the redemption of 19,500,000 shares of stock of the preexisting 20,000,000, the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. The Company changed its name as part of the change in control. If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

During April 2017 through the present, the Company issued 171,900 shares of common stock and received 45 subscriptions for 617,694 additional shares of common stock at $0.50 per share to 39 shareholders through private placements, which are all unrelated parties, for net proceeds of $395,028.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 30, 2018	FAH MAI HOLDINGS, INC.

	By:	/s/ Louis J Haseman
Chief Executive Officer

