Form 10-Q
period 2017-06-30
FAH MAI HOLDINGS, INC.
filed 2018-03-23
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2017

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

Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

As of March 23, 2018, 40,671,900 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2017

FAH MAI HOLDINGS, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-

Advance to related entity – in anticipation of merger	97,925	-
TOTAL ASSETS	$97,925	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Liabilities	$-	$5,250
Stock Subscriptions Payable	22,440	-
Total Current Liabilities	22,440	5,250

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 40,671,900 and 20,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	4,067	2,000
Additional Paid-in Capital	85,295	312
Accumulated Deficit	(13,877)	(7,562)
Total Stockholders’ Equity (Deficit)	75,485	(5,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$97,925	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAH MAI HOLDINGS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017

REVENUES	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	5,315	6,315
Total Operating Expenses	(5,315)	(6,315)

OPERATING LOSS	(5,315)	(6,315)

Interest Expense	-	-

NET LOSS BEFORE INCOME TAXES	(5,315)	(6,315)
Provision for Income Taxes	-	-
NET LOSS	$(5,315)	$(6,315)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	40,632,970	33,890,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAH MAI HOLDINGS, INC.

Condensed Statement of Cash Flows

(Unaudited)

For the Six Months Ended
June 30, 2017
OPERATING ACTIVITIES
Net loss	$(6,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	1,400
Changes in operating assets and liabilities
Accrued liabilities	(5,250)
Net Cash Used in Operating Activities	(10,165)

INVESTING ACTIVITIES
Issuance of funds to related party	(97,925)
Net Cash Used in Investing Activities	(97,925)

FINANCING ACTIVITIES
Proceeds from stock subscriptions payable	22,440
Proceeds from sale of common stock	85,650
Net Cash Provided by Financing Activities	108,090

NET INCREASE (DECREASE) IN CASH	-
CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Financial Statements

June 30, 2017

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (“Fah Mai” or the “Company”) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company’s business plan is to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company is contemplating a combination with a related entity as discussed in Note 4, but no agreements are currently in place, and no assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. The Company chose December 31 as its fiscal year end.

The accompanying unaudited financial statements have been prepared by Fah Mai Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $6,315 for the six months ended June 30, 2017. The Company had a working capital deficit of $22,440 and an accumulated deficit of $13,877 as of June 30, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016, respectively.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Basic and Diluted Loss per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of June 30, 2017, the Company had issued funds to a related party entity in the amount of $97,925 in anticipation of acquiring or merging the entity with the Company. Between April 17, 2017 and June 14, 2017, the Company issued 171,900 shares of common stock to seven individuals at $0.48 - $0.50 per share. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company has recorded a receivable from a related entity on its books for these funds.

NOTE 5 – ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, the Company had accrued liabilities of $0 and $5,250, respectively, for professional fees.

NOTE 6 – STOCK SUBSCRIPTIONS PAYABLE

As of June 30, 2017, the Company had received $22,440 in stock subscriptions from three investors for 46,080 shares of the Company’s $0.0001 par value common stock. These subscriptions have not been accepted or the shares issued by the Company as of March 23, 2018, and accordingly have been recorded as stock subscriptions payable pending acceptance and subsequent issuance of shares in accordance with an applicable stock subscription agreement.

NOTE 7 – COMMON STOCK

On February 27, 2017, the Company issued 40,000,000 shares of its common stock at par representing 98.7% of the total outstanding 40,500,000 shares of common stock to the Company’s current CEO. With the issuance of the stock and the concurrent cancellation of 19,500,000 shares of stock previously held by the Company’s former officers and directors of the preexisting 20,000,000 shares, the Company effected a change in its control and the new majority shareholder elected new management of the Company. The Company changed its name as part of the change in control.

Between April 17, 2017 and June 14, 2017, the Company issued 171,900 shares of common stock to seven individuals at $0.48- $0.50 per share and received $85,650 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2017, 40,671,900 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through March 20, 2018, the date which the financial statements were available to be issued and there are no material subsequent events, except as detailed below:

During July 2017 through present, the Company received 62 subscriptions for 850,401 additional shares of common stock to 38 shareholders through stock subscription agreements, which are all unrelated parties, for net proceeds of $411,414. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company has recorded a receivable from a related party on its books for these funds.

In November 2017, the Company acquired all outstanding shares of common stock of Fah Mai Holdings Limited and Platinum Casks Limited, two United Kingdom companies newly formed in November 2017, from a major shareholder of the Company. These entities had no operations prior to the acquisition. As of November 7, 2017, these entities became wholly owned subsidiaries of the Company and will be consolidated into the Company’s financial statements as of this date.

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

Results of Operations

Three months ended June 30, 2017

For the three-months ended June 30, 2017, Fah Mai Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $5,315 in the three months ended June 30, 2017. The loss is largely attributable to operating expenses incurred by the Company for the purposes of paying for accounting, legal and audit fees.

Six months ended June 30, 2017

For the six-months ended June 30, 2017, Fah Mai Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $6,315 in the six months ended June 30, 2017. The loss is largely attributable to operating expenses incurred by the Company for the purposes of paying for accounting, legal and audit fees.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Liquidity and Capital Resources

As of June 30, 2017, the Company had no cash.

The Company issued funds to a related party entity in the amount of $97,925 in anticipation of effecting a merger with it, and has a receivable recorded on its books as of June 30, 2017.

On February 27, 2017, the Company issued 40,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 98.7% of the total outstanding 40,500,000 shares of common stock. Concurrently, 19,500,000 shares of stock of the preexisting 20,000,000 were surrendered and cancelled. The Company effected a change in its control and the new majority shareholder elected new management of the Company.

Between April 17, 2017 and June 14, 2017, the Company issued 171,900 shares of common stock to seven accredited individuals at $0.48 -$0.50 per share and received $85,650 in cash.

As of June 30, 2017, the Company had received $22,440 from three investors for 46,080 shares of the Company’s $0.0001 par value common stock. All shares have not been accepted or issued by the Company as of March 23, 2018, and accordingly have been recorded as stock subscriptions payable pending issuance of shares in accordance with an applicable stock subscription agreement.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $13,877. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $10,165 in cash during the six months ended June 30, 2017 for operating activities.

Investing Activities

The Company issued funds to a related party in the amount of $97,925 and recorded a receivable during the six months ended June 30, 2017.

Financing Activities

The Company received $85,650 in cash for the issuance of 171,900 shares of common stock and received $22,440 in deposits for three stock subscription agreements that are still pending acceptance during the six months ended June 30, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2017, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2017.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company (as Finch Street Acquisition Corporation) issued an aggregate of 20,000,000 common shares on formation in July 22, 2016 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal to $0.0001 per share, of which all but an aggregate of 500,000 shares were cancelled.

On February 27, 2017, Fah Mai Holdings, Inc. issued 40,000,000 shares of its common stock pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 98.7% of the total outstanding 40,500,000 shares of common stock as part of a change in control to Louis J. Haseman, current CEO.

With the issuance of the stock and the cancellation of 19,500,000 shares of stock of the preexisting 20,000,000 shares, the Company effected a change in its control and the new majority shareholder elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. The Company changed its name as part of the change in control. If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

During April 2017 through the present, the Company issued 171,900 shares of common stock for net proceeds of $85,650, and received 62 subscriptions for 850,401 additional shares of common stock at $0.48 - $0.50 per share to 38 shareholders through stock subscription agreements, which are all unrelated parties, for net proceeds of $411,414.

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

Dated: March 23, 2018	FAH MAI HOLDINGS, INC.

	By:	/s/ Louis J Haseman
Chief Executive Officer

