Form 10-Q
period 2017-09-30
FAH MAI HOLDINGS, INC.
filed 2018-03-23
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2017

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

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2017

FAH MAI HOLDINGS, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-

Advance to related entity - in anticipation of merger	197,640	-
TOTAL ASSETS	$197,640	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Liabilities	$-	$5,250
Stock Subscriptions Payable	125,620	-
Total Current Liabilities	125,620	5,250

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 40,671,900 and 20,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4,067	2,000
Additional Paid-in Capital	85,295	312
Accumulated Deficit	(17,342)	(7,562)
Total Stockholders’ Equity (Deficit)	72,020	(5,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$197,640	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAH MAI HOLDINGS, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended	For the Period from July 22, 2016 (Inception) to
	September 30, 2017	September 30, 2017	September 30, 2016

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	3,465	9,780	3,562
Total Operating Expenses	(3,465)	(9,780)	(3,562)

OPERATING LOSS	(3,465)	(9,780)	(3,562)

Interest Expense	-	-	-

NET LOSS BEFORE INCOME TAXES	(3,465)	(9,780)	(3,562)
Provision for Income Taxes	-	-	-
NET LOSS	$(3,465)	$(9,780)	$(3,562)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	40,671,900	36,175,513	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAH MAI HOLDINGS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Period from July 22, 2016 (Inception) to
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES
Net loss	$(9,780)	$(3,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	2,000
Expenses paid by stockholder and contributed as capital	1,400	312
Changes in operating assets and liabilities
Accrued liabilities	(5,250)	1,250
Net Cash Used in Operating Activities	(13,630)	-

INVESTING ACTIVITIES
Issuance of funds to related party	(197,640)	-
Net Cash Used in Financing Activities	(197,640)	-

FINANCING ACTIVITIES
Proceeds from stock subscriptions payable	125,620	-
Proceeds from sale of common stock	85,650	-
Net Cash Provided by Financing Activities	211,270	-

NET INCREASE (DECREASE) IN CASH	-	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Financial Statements

September 30, 2017

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

The accompanying unaudited financial statements have been prepared by Fah Mai Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2016. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $9,780 for the nine months ended September 30, 2017. The Company had a working capital deficit of $125,620 and an accumulated deficit of $17,342 as of September 30, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 and December 31, 2016, respectively.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Basic and Diluted Loss per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of September 30, 2017, the Company had issued funds to a related party entity in the amount of $197,640 in anticipation of acquiring or merging the entity with the Company. Between April 17, 2017 and September 26, 2017, the Company received $211,270 from individuals where they had issued 171,900 shares of common stock to seven individuals at $0.48 - $0.50 per share. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company has recorded a receivable from a related entity on its books for these funds.

NOTE 5 – ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, the Company had accrued liabilities of $0 and $5,250, respectively, for professional fees.

NOTE 6 – STOCK SUBSCRIPTIONS PAYABLE

As of September 30, 2017, the Company had received $125,620 in stock subscriptions from 14 investors for 253,540 shares of the Company’s $0.0001 par value common stock. These subscriptions have not been accepted or the shares issued by the Company as of March 23, 2018, and accordingly have been recorded as stock subscriptions payable pending acceptance and subsequent issuance of shares in accordance with an applicable stock subscription agreement.

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

Between April 17, 2017 and June 14, 2017, the Company issued 171,900 shares of common stock to seven individuals at $0.48 - $0.50 per share and received $85,650 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, 40,671,900 shares of common stock and no preferred stock were issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through March 23, 2018, the date which the financial statements were available to be issued and there are no material subsequent events, except as detailed below:

During October 2017 through present, the Company received 50 subscriptions for 642,941 additional shares of common stock to 29 shareholders through stock subscription agreements, which are all unrelated parties, for net proceeds of $308,234. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company has recorded a note receivable from a related party on its books for these funds.

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

Results of Operations

Three months ended September 30, 2017

For the three-months ended September 30, 2017, Fah Mai Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $3,465 in the three months ended September 30, 2017. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees.

Nine months ended September 30, 2017

For the nine-months ended September 30, 2017, Fah Mai Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $9,780 in the nine months ended September 30, 2017. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Liquidity and Capital Resources

As of September 30, 2017, the Company had no cash.

The Company issued funds to a related party entity in the amount of $197,640 in anticipation of effecting a merger with it, and has a receivable recorded on its books as of September 30, 2017.

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

As of September 30, 2017, the Company had received $125,620 from 14 investors for 253,540 shares of the Company’s $0.0001 par value common stock. All shares have not been accepted or issued by the Company as of March 23, 2018, and accordingly have been recorded as stock subscriptions payable pending issuance of shares in accordance with an applicable stock subscription agreement.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $17,342. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $13,630 in cash during the nine months ended September 30, 2017 for operating activities.

Investing Activities

The Company issued a note receivable from a related party in the amount of $197,640 during the nine months ended September 30, 2017.

Financing Activities

The Company received $85,650 in cash for the issuance of 171,900 shares of common stock and received $125,620 in deposits for 14 stock subscription agreements that are still pending acceptance during the nine months ended September 30, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2017, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2017.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting or in any other factors that could significantly affect these controls, during the Company’s quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

