Form 10-K
period 2017-12-31
FAH MAI HOLDINGS, INC.
filed 2018-04-27
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55678

FAH MAI HOLDINGS, INC.

(Exact name of registrant as specific in its charter)

Delaware	81-3361351
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

1000/196,199 Liberty Buildings, 3rd Floor,

Sukhumvit 55 Road, Klong Ton Nua,

Wattana, Bangkok

(Address of principal executive offices, including zip code)

+66 (0) 2107 1047

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

As of April 27, 2018, there were 41,578,581 shares of common stock outstanding.

Fah Mai Holdings, Inc.

Form 10-K

For the fiscal year ended December 31, 2017

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on our management’s expectations and assumptions about future events as of the date of this Annual Report on Form 10-K, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. We undertake no obligation to update, and we do not have a policy of updating or revising, these forward-looking statements.

PART I

ITEM 1. BUSINESS.

Fah Mai Holdings, Inc. (“Fah Mai” or the “Company”), formerly known as Finch Street Acquisition Corporation, was incorporated in the State of Delaware on July 22, 2016, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

On February 27, 2017, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Finch Street Acquisition Corporation to Fah Mai Holdings, Inc.

As of December 31, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. During the year ended December 31, 2017, the Company sustained net loss of $35,687, and at December 31, 2017 had an accumulated deficit of $43,249.

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

The Company intends to acquire or otherwise combine with Fah Mai Holdings Co., Ltd., a private company organized under the laws of the Thailand (“Fah Mai Thailand”). Fah Mai Thailand is an early-stage company whose current business is in acquiring, holding and divesting alternative assets, specifically rare whisky and similar commodities.

Louis Haseman, the sole officer and director of the Company, has an agreement with Tiber Creek Corporation, which assists companies in becoming public companies and assists companies with introductions to the financial community. The former President of the Company is the sole officer and director of Tiber Creek Corporation. The services provided by Tiber Creek to Mr. Haseman included using the Company as a vehicle for becoming public.

On November 7, 2017, the Company acquired all outstanding shares of Fah Mai Holdings Limited and Platinum Cask Limited, both UK companies from Louis Haseman. These entities are part of the merger and acquisition plan to run operations and hold and manage whisky inventories.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company. The Company expects this arrangement to continue until the Company completes a change in control.

ITEM 3. LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is currently no public market for the Company’s securities.

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

Since inception, the Company has sold securities which were not registered as follows:

The Company (as Finch Street Acquisition Corporation) issued an aggregate of 20,000,000 common shares on formation in July 22, 2016 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a purchase price equal to $0.0001 per share, of which all but an aggregate of 500,000 shares were contributed back to the Company and cancelled.

On February 27, 2017, Fah Mai Holdings, Inc. issued 40,000,000 shares of its common stock at par of $0.0001 per share pursuant to Section 4(a)(2) of the Securities Act of 1933 at par representing 98.7% of the total outstanding 40,500,000 shares of common stock as part of a change in control to Louis J. Haseman, the current CEO of the Company.

Between April 17, 2017 and December 31, 2017, the Company issued 790,970 shares of common stock to 53 individuals at $0.45 - $0.50 per share and received $394,066 in cash. These shares were issued in reliance on the exemption from registration under Regulation S, as promulgated under the Securities Act, and were sold in offshore transactions to non-U.S. persons not involving any directed selling efforts in the United States.

Between January 1, 2018 and April 17, 2018, the Company issued 277,611 shares of common stock to 15 individuals at $0.30 - $0.65 per share and received $125,538 in cash. These shares were issued in reliance on the exemption from registration under Regulation S, as promulgated under the Securities Act, and were sold in offshore transactions to non-U.S. persons not involving any directed selling efforts in the United States.

ITEM 6. SELECTED FINANCIAL DATA.

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Summary

Fah Mai Holdings, Inc. was incorporated on July 22, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Fah Mai Holdings, Inc. (“Fah Mai” or the “Company”) is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April 2012.

On February 27, 2017, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the shareholders of the Company and its board of directors unanimously approved the change of the Company’s name from Finch Street Acquisition Corporation to Fah Mai Holdings, Inc. Louis Haseman was then named sole director of the Company and was named President, Secretary and Chief Financial Officer of the Company.

Since inception, Fah Mai’s operations to date of the period covered by this report have been limited to issuing shares of common stock and filing a registration statement on Form 10 on August 9, 2016 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control, purchasing rare and collectible whisky as inventory and acquiring two subsidiaries, Fah Mai Holdings Limited and Platinum Cask Limited.

Fah Mai has no operations nor does it currently engage in any business activities generating revenues. Fah Mai’s principal business objective is to achieve a business combination with a target company.

The Company intends to acquire or otherwise combine with Fah Mai Holdings Co., Ltd., a private company organized under the laws of the Thailand (“Fah Mai Thailand”). Fah Mai Thailand is an early-stage company whose current business is in acquiring, holding and divesting alternative assets, specifically rare whisky and similar commodities.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that the Company will be successful in negotiating with its anticipated or any target company.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity.

On the consummation of a transaction, the present management and shareholders of the Company may no longer be in control of the Company. In addition, it the officer and director of the Company may, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

As of December 31, 2017, Fah Mai had not generated revenues and had no cash flows from operations since inception. During the year ended December 31, 2017, the Company sustained net loss of $35,687 and had an accumulated deficit of $43,249 at December 31, 2017.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Fah Mai Holdings Co., Ltd.

Overview

As of December 31, 2017, the Company had shareholders’ equity of $357,749 and a cash balance of $81,118. During the year ended December 31, 2017, the Company incurred a net loss of $35,687.

As of December 31, 2017, the Company has an accumulated deficit of $43,249. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Revenues and Losses

During the year ended December 31, 2017, the Company posted revenues of $0, total operating expenses of $36,215, consisting of general and administrative expenses of $36,215, and a net loss of $35,687.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash available of $81,118.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of Year ended December 31, 2017 compared to Year Ended December 31, 2016

As of December 31, 2017 and December 31, 2016, the Company has not generated any revenues because the Company is still in the early stages of its development and has yet to fully implement its plans for commercialization.

During the year ended December 31, 2017, the Company posted a net loss of $35,687 as compared to a net loss of $7,562 for the year ended December 31, 2016. The increase in net loss resulted from the shift in the focus of the operations of the Company as a result of a change in control of the Company.

Operating expenses were $36,215 for the year ended December 31, 2017 as compared to $7,562 for the year ended December 31, 2016. The increase in operating expenses resulted primarily from the shift in the focus of the operations of the Company as a result of a change in control of the Company.

During the year ended December 31, 2017, the Company used cash in operating activities of $45,738. During such period, the Company also used cash in investing activities in the amount of $266,430 by advancing funds to a related party, and received $394,066 in financing activities through the issuance of common stock. In contrast, during the year ended December 31, 2016, the Company used cash in operating, investing, and financing activities of $0. The increase in cash resulted primarily from the issuance of common stock for cash due to the shift in the focus of the operations of the Company as a result of a change in control of the Company

As of December 31, 2017, the Company had $81,118 in cash. In contrast, as of December 31, 2016, the Company had $0 in cash.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Equipment Financing

The Company has no existing equipment financing arrangements.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Critical Accounting Policies

For the period ending December 31, 2017, the consolidated financial statements have been prepared and audited in accordance with generally accepted accounting principles (GAAP) in the United States. The following significant accounting policies, which are described in Note 3 to the consolidated financial statements, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were $81,118 and $0 cash equivalents as of December 31, 2017 and December 31, 2016, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017 and 2016, respectively.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. As of December 31, 2017 and December 31, 2016, there are no potentially dilutive common stock equivalents.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements for the year ended December 31, 2017 and 2016 are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 2018, the Company made the decision to change auditors and engaged Pinnacle Accountancy Group for its December 31, 2017 audit. There were no disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our prior principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (based on the evaluation of these controls and procedures required by Rule 15d-15(b) of the Exchange Act) were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by the Report, we did not have a formal audit committee and there was a lack of segregation of duties.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The management has identified the following material weaknesses and believes that, as of December 31, 2017, our internal control over financial reporting was not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in generally accepted accounting principles of the United States (or U.S. GAAP); and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated. We expect to implement the following measures to remediate the material weaknesses identified, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Subsequent to the period covered by this Report and the fourth fiscal quarter, the Company effected a change in control. New management consists of two directors and officers who are also shareholders. Such persons maintain complete financial reporting control as the primary officers. Such control by the primary officers is the same as was in effect prior to the change in control.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Directors and Officers of the Company on December 31, 2017 the date of this Report were as follows:

Name	Positions and Offices Held
Louis Haseman	President, Secretary, Chief Financial Officer & Director

Management of the Company

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

Louis Joseph Haseman, age 33, serves as President, Secretary, Chief Financial Officer and sole director of the Company. From 2010 to the present, Mr. Haseman has been the director and owner of HGT Co., Ltd. with two operating brands: Exotic Golf Holidays which specializes in golf holidays located around the Indian Ocean and Quality Health Travel which specializes in medical tourism including plastic surgery, hip replacements and stem cell treatment. From 2011 to the present, Mr. Haseman has served as the owner of Sunscreen Island Co., Ltd. which is the exclusive importer and distributor of the Island Tribe sunscreen brand in Thailand and the Philippines. Since 2012 to the present, Mr. Haseman has also been part owner of Epikurean Resorts, a luxury hotel and resorts management and development company. From 2015-2016, Mr. Haseman was the owner of Euro Facade Tech Thailand Co., Ltd., a global containment wall and design company.

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

Code of Ethics

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

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company has only one officer and director. The Company receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Management of the Company intends to review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2017 each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock (1)
Louis Haseman	40,000,000	97%

(1) Based on 41,290,970 shares outstanding

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

James Cassidy and James McKillop were both formerly officers and directors of the Company and each own 250,000 shares of the Company’s common stock, which were issued at formation, at a cost basis of $.0001 per share, in exchange for services rendered. Mr. Cassidy, a partner in the law firm which acts as counsel to the Company, provides legal services to the Company without charge.

In February 2017, the Company issued to Louis Haseman, the Company’s sole officer and director, 40,000,000 shares of its common stock, at a purchase price equal to $0.0001 per share, as part of a change in control.

As of December 31, 2017, the Company had issued funds to a related party entity in the amount of $266,430 in anticipation of acquiring or merging the entity with the Company. Between April 17, 2017 and December 31, 2017, the Company received $394,066 from individuals where they had issued 790,970 shares of common stock to 53 individuals at $0.45 - $0.50 per share. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd., a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company has recorded a receivable from the related entity on its books for these funds.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has limited activities and no income. The Company’s president has donated his time in preparation and filing of all state and federal required taxes and reports.

The Company engaged KCCW Accountancy Group (KCCW) as its independent registered public accounting firm to perform the December 31, 2016 audit. KCCW also performed the review of the quarterly report for March 31, 2017. In February 2018, the Company made the decision to engage Pinnacle Accountancy Group (Pinnacle) as its independent registered public accounting firm to replace KCCW. Pinnacle performed the review of the quarterly reports for the periods ended June 30, 2017 and September 30, 2017 and has performed the audit for the period ended December 31, 2017.

Audit Fees

The aggregate fees incurred in 2017 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2017	December 31, 2016
Audit-Related Fees	$3,250	$1,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

(a)	Consolidated Financial Statements Index

The following consolidated financial statements are filed with this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and December 31, 2016

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016

Notes to Consolidated Financial Statements

(b)	Exhibits

3.1+	Certificate of Incorporation

3.2+	By-laws

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Previously filed on Form 10-12G on August 9, 2016 as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference

CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	F-4

Consolidated Statements of Operations for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016	F-5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2017 and for the period from July 22, 2016 (Inception) to December 31, 2016	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Fah Mai Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fah Mai Holdings, Inc., (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since February 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 27, 2018

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

/s/ KCCW Accountancy Corp.

Alhambra, California

April 11, 2017

FAH MAI HOLDINGS, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$81,118	$-
Inventory	10,201	-
Total Current Assets	91,319	-

Advance to Related Entity (in anticipation of merger)	266,430	-
TOTAL ASSETS	$357,749	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accrued Liabilities	$-	$5,250
Total Current Liabilities	-	5,250

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock; $0.0001 par value, 100,000,000 shares authorized; 41,290,970 and 20,000,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	4,129	2,000
Additional Paid-in Capital	397,649	312
Accumulated Deficit	(43,249)	(7,562)
Accumulated Other Comprehensive Loss	(780)	-
Total Stockholders’ Equity (Deficit)	357,749	(5,250)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$357,749	$-

The accompanying notes are an integral part of these audited consolidated financial statements

FAH MAI HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended	For the Period from July 22, 2016 (Inception) to
	December 31, 2017	December 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	36,215	7,562
Total Operating Expenses	(36,215)	(7,562)

OPERATING LOSS	(36,215)	(7,562)

Other Income (Expense)	528	-

NET LOSS BEFORE INCOME TAXES	(35,687)	(7,562)
Provision for Income Taxes	-	-
NET LOSS	$(35,687)	$(7,562)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,364,005	20,000,000

Other Comprehensive Loss
Exchange Differences on Foreign Currency Translation	(780)	-
Total Comprehensive Loss	$(36,467)	$(7,562)

The accompanying notes are an integral part of these audited consolidated financial statements.

FAH MAI HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

					Additional		Accumulated Other	Total Stockholders'
	Preferred Stock		Common Stock		Paid-In	Deficit	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	(Deficit)

Balance, July 22, 2016 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock upon formation	-	-	20,000,000	2,000	-	-	-	2,000

Additional paid-in capital	-	-	-	-	312	-	-	312

Net loss for period	-	-	-	-	-	(7,562)	-	(7,562)

Balance, December 31, 2016	-	-	20,000,000	2,000	312	(7,562)	-	(5,250)

Commons stock cancelled	-	-	(19,500,000)	(1,950)	1,950	-	-	-

Issuance of common stock in change of control	-	-	40,000,000	4,000	-	-	-	4,000

Common stock issued for cash	-	-	790,970	79	393,987	-	-	394,066

Expenses paid by stockholder in behalf of Company	-	-	-	-	1,400	-	-	1,400

Foreign currency translation	-	-	-	-	-	-	(780)	(780)

Net loss for the year	-	-	-	-	-	(35,687)	-	(35,687)

Balance, December 31, 2017	-	$-	41,290,970	$4,129	$397,649	$(43,349)	$(780)	$357,749

The accompanying notes are an integral part of these audited consolidated financial statements.

FAH MAI HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended	For the Period from July 22, 2016 (Inception) to
	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net loss	$(35,687)	$(7,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2,177	2,000
Expenses paid by stockholder for common stock	1,823	-
Expenses paid by stockholder and contributed as capital	1,400	312
Changes in operating assets and liabilities
Inventory	(10,201)	-
Accrued liabilities	(5,250)	5,250
Net Cash Used in Operating Activities	(45,738)	-

INVESTING ACTIVITIES
Issuance of funds to related party	(266,430)	-
Net Cash Used in Investing Activities	(266,430)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	394,066	-
Net Cash Provided by Financing Activities	394,066	-
Effect of Exchange Rate Changes on Cash	(780)	-
NET INCREASE (DECREASE) IN CASH	81,118	-
CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$81,118	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$400	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of common shares	$(1,950)	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

FAH MAI HOLDINGS, INC.

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (“Fah Mai” or the “Company”) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company is contemplating a combination with a related entity as discussed in Note 4, but no agreements are currently in place, and no assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. On November 7, 2017, the Company acquired all outstanding shares of Fah Mai Holdings Limited and Platinum Cask Limited from Louis Haseman at his cost and they became wholly owned subsidiaries of the Company. These companies had no operations and neither assets nor liabilities.

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. The Company chose December 31st as its fiscal year end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Fah Mai Holdings, Inc. and its wholly owned subsidiaries, Fah Mai Holdings Limited and Platinum Cask Limited (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Valuing Whisky Inventory

The Company purchases rare Scotch whisky for collection and possible marketing and re-sale. The inventory is recorded at the lower of cost (purchase price including fees) or market.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $35,687 for the year ended December 31, 2017 compared to an operating loss of $7,562 for the year ended December 31, 2016. The Company had a working capital surplus of $79,295 and an accumulated deficit of $43,249 as of December 31, 2017 compared to a working capital deficit of $5,250 and an accumulated deficit of $7,562 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

FAH MAI HOLDINGS, INC.

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of December 31, 2017 and December 31, 2016, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017 and 2016, respectively.

Foreign Currency Translation

The Company has functional currencies in the United States dollar and British Pounds Sterling and its reporting currency is the United States dollar. Management has adopted ASC 830-20, Foreign Currency Matters – Foreign Currency Transactions All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in Other Comprehensive Income (Loss).

Other Comprehensive Loss

ASC 220, Other Comprehensive Loss, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. At December 31, 2017 and 2016, respectively, the Company had $780 and $0 of accumulated other comprehensive loss, relating to foreign currency translation.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act, and have presented the Federal tax provision, deferred tax asset, and valuation allowance using the new rates adjusted in the period of enactment. At December 31, 2017 and 2016 the Company had net operating loss carryforwards (NOL's) of approximately $35,687 and $7,562 respectively, which may be applied against future taxable income and which expire beginning in 2036. However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect (2017: 26% - 21% federal and 5% state; 2016: 35% - 30% federal and 5% state) of the loss carryforwards of approximately $9,300 and $2,700 at December 31, 2017 and 2016, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in valuation allowance is approximately $6,600 and $2,700 for the periods ended December 31, 2017 and 2016, respectively. The tax effect of remaining NOL's and resulting deferred tax assets remain fully reserved by valuation allowance, due to continued uncertainty as to their utilization. As of December 31, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. As of December 31, 2017 and December 31, 2016, there are no potentially dilutive common stock equivalents.

FAH MAI HOLDINGS, INC.

Notes to Audited Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 4 – ADVANCE TO RELATED ENTITY

As of December 31, 2017, the Company had issued funds to a related party entity in the amount of $266,430 in anticipation of acquiring or merging the entity with the Company. Between April 17, 2017 and December 31, 2017, the Company received $394,066 from 53 individuals for the issuance of 790,970 shares of common stock at $0.45 - $0.50 per share. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. Fah Mai Thailand is not considered a variable interest entity because it is not dependent upon financial support from the Company. The Company has recorded a receivable from a related entity on its books for these funds.

NOTE 5 – WHISKY INVENTORY

As of December 31, 2017 and December 31, 2016, the Company had a whisky inventory of $10,201 and $0, respectively. The inventory is recorded at the lower of cost (purchase price plus fees) or market. The inventory is made up of rare or special whisky that the Company is acquiring to collect, market, and sell.

NOTE 6 – ACCRUED LIABILITIES

As of December 31, 2017 and December 31, 2016, the Company had accrued liabilities of $0 and $5,250, respectively, for professional fees.

NOTE 7 – ADVANCES FROM RELATED ENTITY

During the years ended December 31, 2017 and 2016, a shareholder paid expenses in the Company’s behalf totaling $1,400 and $312, respectively, which have been recorded as additional paid-in capital.

NOTE 8 – COMMON STOCK

On July 22, 2016, the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of $2,000. On February 26, 2017, 19,500,000 of these founder shares were returned to the Company and cancelled.

On February 27, 2017, the Company issued 40,000,000 shares of its common stock at par representing 98.7% of the total outstanding 40,500,000 shares of common stock to the Company’s current CEO at par for $1,823 in cash and $2,177 in services.

With the issuance of the 40,000,000 shares of common stock and the concurrent cancellation of 19,500,000 shares of stock previously held by the Company’s former officers and directors of the preexisting 20,000,000 shares, the Company effected a change in its control and the new majority shareholder elected new management of the Company. The Company changed its name as part of the change in control.

Between April 17, 2017 and December 31, 2017, the Company issued 790,970 shares of common stock to 53 individuals at $0.45 - $0.50 per share and received $394,066 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2017 and 2016, respectively, 41,290,970 and 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through April 27, 2018, the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as detailed below:

During January through April 27, 2018, the Company issued 287,611 shares of common stock to 15 unaffiliated individuals at $.30 - $.65 per share for net proceeds of $125,538. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd., a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company has recorded a note receivable from a related party on its books for these funds.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAH MAI HOLDINGS, INC.

By:	/s/ Louis Haseman
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on April 27, 2018.

By:	/s/ Louis Haseman
Title:	President (Principal Executive Officer)

By:	/s/ Louis Haseman
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Louis Haseman
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, constituting all of the members of the board of directors, in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Louis Haseman	Director	April 27, 2018

14