Form 10-Q
period 2018-03-31
FAH MAI HOLDINGS, INC.
filed 2018-05-21
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2018

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

As of May 18, 2018, 41,995,481 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2018

FAH MAI HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$6,179	$81,118
Inventory	51,729	10,201
Total Current Assets	57,908	91,319

Advance to Related Entity - in anticipation of merger	395,752	266,430
TOTAL ASSETS	$453,660	$357,749

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Total Current Liabilities	$-	$-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 41,580,120 and 41,290,970 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	4,158	4,129
Additional Paid-in Capital	528,456	397,649
Accumulated Deficit	(81,916)	(43,249)
Accumulated Other Comprehensive Income ( Loss)	2,962	(780)
Total Stockholders’ Equity (Deficit)	453,660	357,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$453,660	$357,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	39,063	1,000
Total Operating Expenses	(39,063)	(1,000)

OPERATING LOSS	(39,063)	(1,000)

Other Income (Expense)	396	-

NET LOSS BEFORE INCOME TAXES	(38,667)	(1,000)
Provision for Income Taxes	-	-
NET LOSS	$(38,667)	$(1,000)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,412,711	27,072,222

Other Comprehensive Loss
Exchange Differences arising on transactions from Foreign Operations	3,742	-
Total Comprehensive Loss	$(34,925)	$(1,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net loss	$(38,667)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	1,000
Changes in operating assets and liabilities
Inventory	(41,528)	-
Net Cash Used in Operating Activities	(80,195)	-

INVESTING ACTIVITIES
Issuance of funds to related party	(129,322)	-
Net Cash Used in Investing Activities	(129,322)	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	130,836	-
Net Cash Provided by Financing Activities	130,836	-
Effect of Exchange Rate Changes on Cash	3,742	-
NET DECREASE IN CASH	(74,939)	-
CASH AT BEGINNING OF PERIOD	81,118	-

CASH AT END OF PERIOD	$6,179	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (“Fah Mai” or the “Company”) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception but has begun selling shares of common stock to foreign investors and acquiring an inventory of rare and collectible whisky. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company is contemplating a combination with a related entity as discussed in Note 4, which should be completed during the second quarter of 2018. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. On November 7, 2017, the Company acquired all outstanding shares of Fah Mai Holdings Limited and Platinum Cask Limited from Louis Haseman at his cost and they became wholly owned subsidiaries of the Company. These companies had no operations and neither assets nor liabilities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Fah Mai Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Fah Mai Holdings, Inc. and its wholly owned subsidiaries, Fah Mai Holdings Limited and Platinum Cask Limited (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Valuing Whisky Inventory

The Company purchases rare Scotch whisky for collection and possible marketing and re-sale. The inventory is recorded at the lower of cost (purchase price including fees) or market.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $38,667 for the three months ended March 31, 2018 compared to an operating loss of $1,000 for the three months ended March 31, 2017. The Company had a working capital surplus of $57,908 and an accumulated deficit of $81,916 as of March 31, 2018 compared to a working capital surplus of $91,319 and an accumulated deficit of $43,249 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $6,179 and $81,118 held in cash as of as of March 31, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 or December 31, 2017.

Foreign Currency Translation

The Company has functional currencies in the United States dollar and British Pounds Sterling and its reporting currency is the United States dollar. Management has adopted ASC 830-20, Foreign Currency Matters – Foreign Currency Transactions. All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated items are included in Other Comprehensive Income (Loss), while gains and losses on foreign currency transactions are recorded in the period of settlement as Other Income (Expense).

Other Comprehensive Loss

ASC 220, Other Comprehensive Loss, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. At March 31, 2018 and December 31, 2017, respectively, the Company had $2,962 and ($780) of accumulated other comprehensive income (loss), relating to foreign currency translation.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. As of March 31, 2018 and December 31, 2017, there are no potentially dilutive common stock equivalents.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of March 31, 2018 and December 31, 2017, the Company had issued funds to a related party entity in the amount of $395,752 and $266,430, respectively in anticipation of acquiring or merging the entity with the Company. Between January 1, 2018 and March 31, 2018, the Company received $130,836 from 21 individuals for the issuance of 289,150 shares of common stock at $0.30 - $0.65 per share. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. Fah Mai Thailand is not considered a variable interest entity because it is not dependent upon financial support from the Company. The Company has recorded a receivable from a related entity on its books for these funds.

NOTE 5 – WHISKY INVENTORY

As of March 31, 2018 and December 31, 2017, the Company had a whisky inventory of $51,729 and $10,201, respectively. The inventory is recorded at the lower of cost (purchase price plus fees) or market. The inventory is made up of rare or special whisky that the Company is acquiring to collect, market, and sell.

NOTE 6 – ADVANCES FROM RELATED ENTITY

During the three months ended March 31, 2018 and 2017, a shareholder paid expenses in the Company’s behalf totaling $0 and $1,000, respectively, which have been recorded as additional paid-in capital.

NOTE 7 – COMMON STOCK

Between January 1, 2018 and March 31, 2018, the Company issued 289,150 shares of common stock to 21 individuals at $0.30 - $0.65 per share and received $130,836 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2018 and December 31, 2017, respectively, 41,580,120 and 41,290,970 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through May 18, 2018, the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as detailed below:

From April 1, 2018 through May 18, 2018, the Company issued 415,361 shares of common stock to 9 unaffiliated individuals at $.30 - $.65 per share for net proceeds of $207,889. All of these proceeds have been loaned to a related party, Fah Mai Holdings Co., Ltd., a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company has recorded a note receivable from a related party on its books for these funds.

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

Results of Operations

Three months ended March 31, 2018

For the three-months ended March 31, 2018, Fah Mai Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $38,667 in the three months ended March 31, 2018. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Liquidity and Capital Resources

As of March 31, 2018, the Company had $6,179 in cash.

The Company issued funds to a related party entity in the amount of $395,752 in anticipation of effecting a merger with it, and has a receivable recorded on its books as of March 31, 2018.

Between January 1, 2018 and March 31, 2018, the Company issued 289,150 shares of common stock to 21 accredited individuals at $0.30 -$0.65 per share and received $130,836 in cash.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $81,916 as of March 31, 2018 and $43, 249 as of December 31, 2018. This raises substantial doubt about its ability to continue as a going concern, which is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $80,195 and $0 in cash during the three months ended March 31, 2018 and 2017, respectively, for operating activities.

Investing Activities

The Company issued a note receivable from a related party in the amount of $129,322 and $0 during the three months ended March 31, 2018 and 2017.

Financing Activities

The Company received $130,836 in cash for the issuance of 289,150 shares of common stock during the three months ended March 31, 2018, and $0 from financing activities for the three months ended March 31, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2018, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2018.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, or in any other factors that could significantly affect these controls, during the Company’s quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January 1, 2018 through the present, the Company issued 704,511 shares of common stock for net proceeds of $338,725 through 30 stock subscription agreements, which are all unrelated parties.

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

Dated: May 18, 2018	FAH MAI HOLDINGS, INC.

	By:	/s/ Louis J Haseman
Chief Executive Officer

