Form 10-Q
period 2018-06-30
FAH MAI HOLDINGS, INC.
filed 2018-08-21
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No.

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

As of August 20, 2018, 43,782,833 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2018

FAH MAI HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$69,777	$81,118
Prepaid Expenses	4,245	-
Inventory	260,868	10,201
Total Current Assets	334,890	91,319

Advance to Related Entity - in anticipation of merger	-	266,430
TOTAL ASSETS	$334,890	$357,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note Payable - Related Party	$84,569	$-
Total Current Liabilities	84,569	-

STOCKHOLDERS’ EQUITY
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 43,542,397 and 41,290,970 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	4,354	4,129
Additional Paid-in Capital	525,225	397,649
Accumulated Deficit	(261,778)	(43,249)
Accumulated Other Comprehensive Loss	(17,480)	(780)
Total Stockholders’ Equity	250,321	357,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,890	$357,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	182,890	5,315	221,953	6,315
Total Operating Expenses	(182,890)	(5,315)	(221,953)	(6,315)

OPERATING LOSS	(182,890)	(5,315)	(221,953)	(6,315)

Other Income (Expense)	3,028	-	3,424	-

NET LOSS BEFORE INCOME TAXES	(179,862)	(5,315)	(218,529)	(6,315)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(179,862)	$(5,315)	$(218,529)	$(6,315)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,245,187	40,632,970	41,831,249	33,890,057

Other Comprehensive Loss
Exchange Differences arising on translating Foreign Operations	(20,442)	-	(16,700)	-
Total Comprehensive Loss	$(200,304)	$(5,315)	$(235,229)	$(6,315)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net loss	$(218,529)	$(6,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	1,400
Common stock issued for services	70,130	-
Changes in operating assets and liabilities
Prepaid Expenses	(4,136)	-
Inventory	(105,365)	-
Accrued Liabilities	-	(5,250)
Net Cash Used in Operating Activities	(257,900)	(10,165)

INVESTING ACTIVITIES
Recapitalization with acquisition of subsidiary	(240,678)	-
Issuance of funds to related party	-	(97,925)
Net Cash Used in Financing Activities	(240,678)	(97,925)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	16,482	-
Proceeds from stock subscriptions payable	-	22,440
Proceeds from sale of common stock	469,897	85,650
Net Cash Provided by Financing Activities	486,379	108,090
Effect of Exchange Rate Changes on Cash	858	-
NET INCREASE (DECREASE) IN CASH	(11,341)	-
CASH AT BEGINNING OF PERIOD	81,118	-

CASH AT END OF PERIOD	$69,777	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CAHS DISCLOSURES OF CASH FLOW INFORMATION:
Shares issued for non-cash net assets of subsidiary	$40	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (“Fah Mai” or the “Company”) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception but has begun selling shares of common stock to foreign investors and acquiring an inventory of rare and collectible whisky. On June 8, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with Fah Mai Holdings Co., Ltd., a private company organized under the laws of the Thailand (“Fah Mai Thailand”). Under the Merger Agreement, the Company issued to the shareholders of Fah Mai Thailand 400,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding equity securities of Fah Mai Thailand (the “Merger”). On November 7, 2017, the Company acquired all outstanding shares of Fah Mai Holdings Limited and Platinum Cask Limited from Louis Haseman at his cost and they became wholly owned subsidiaries of the Company. These companies had no operations and neither assets nor liabilities. On June 8, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with Fah Mai Holdings Co., Ltd., a private company organized under the laws of the Thailand (“Fah Mai Thailand”). Mr. Louis Haseman, who is an officer, director and shareholder of the Company, was an officer and equity holder of Fah Mai Thailand prior to the Merger. As a result of the Merger, Fah Mai Thailand has merged into the Company and ceased to exist and the Company has taken over the operations and business plan of Fah Mai Thailand. This was a merger of net assets between entities under common control. Accordingly, net assets and liabilities of Fah Mai Thailand were recorded on the books of the Company at their historical costs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Fah Mai Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2017. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Fah Mai Holdings, Inc. and its wholly owned subsidiaries, Fah Mai Holdings Co., Ltd., Fah Mai Holdings Limited and Platinum Cask Limited (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Valuing Whisky Inventory

The Company purchases rare Scotch whisky for collection and possible marketing and re-sale. The inventory is recorded at the lower of cost (purchase price including fees) or market.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $218,529 for the six months ended June 30, 2018 compared to an operating loss of $6,315 for the six months ended June 30, 2017. The Company had a working capital surplus of $250,321 and an accumulated deficit of $261,778 as of June 30, 2018 compared to a working capital surplus of $91,319 and an accumulated deficit of $43,249 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $69,777 and $81,118 held in cash as of as of June 30, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 or December 31, 2017.

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

Other Comprehensive Loss

ASC 220, Other Comprehensive Loss, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. At June 30, 2018 and December 31, 2017, respectively, the Company had ($17,480) and ($780) of accumulated other comprehensive income (loss), relating to foreign currency translation.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. As of June 30, 2018 and December 31, 2017, there are no potentially dilutive common stock equivalents.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of June 30, 2018 and December 31, 2017, the Company had issued funds to a related party entity in the amount of $0 and $266,430, respectively in anticipation of acquiring or merging the entity with the Company. All of these proceeds were loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company had previously recorded a receivable from a related entity on its books for these funds. On June 8, 2018, Fah Mai Thailand was acquired as a subsidiary and is now included in the consolidated financial statements of the Company. Accordingly, the inter-company receivable/payable was eliminated on consolidation.

NOTE 5 – WHISKY INVENTORY

As of June 30, 2018 and December 31, 2017, the Company had whisky inventory of $260,868 and $10,201, respectively. The inventory is recorded at the lower of cost (purchase price plus fees) or market. The inventory is made up of rare or special whisky that the Company is acquiring to collect, market, and sell.

NOTE 6 – ADVANCES FROM RELATED ENTITY

During the six months ended June 30, 2018 and 2017, a shareholder paid expenses in the Company’s behalf totaling $0 and $1,400, respectively, which have been recorded as additional paid-in capital.

NOTE 7 – NOTE PAYABLE - RELATED PARTY

During the six months ended June 30, 2018 and 2017, the Company received funds from an officer and director totaling $84,569 and $0, respectively. These funds are due on demand.

NOTE 8 – COMMON STOCK

Between January 1, 2018 and June 30, 2018, the Company issued 1,711,168 shares of common stock to 35 individuals at $0.0001 - $0.65 per share and received $469,897 in cash.

On June 8, 2018, the Company issued 400,000 shares of common stock for the acquisition of Fah Mai Holdings, Co., Ltd. These shares were issued at par value of $0.0001 per share.

During the six months ended June 30, 2018, the Company issued 140,259 shares of common stock to 12 individuals for services. The shares were issued at $0.50 per share and the Company recorded $70,130 in expenses.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018 and December 31, 2017, respectively, 43,542,397 and 41,290,970 shares of common stock and no preferred stock were issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through August 20, 2018, the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as detailed below:

From July 1, 2018 through August 20, 2018, the Company issued 240,436 shares of common stock to 20 unaffiliated individuals at $.45 - $.65 per share for net proceeds of $141,443.

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

Results of Operations

Three months ended June 30, 2018

For the three months ended June 30, 2018, Fah Mai Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $179,862 in the three months ended June 30, 2018. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees and the efforts to build its whisky inventory.

Six months ended June 30, 2018

For the three-months ended June 30, 2018, Fah Mai Holdings Inc. had not generated revenues and had no income or cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $218,529 in the six months ended June 30, 2018. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees and the efforts to build its whisky inventory.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Liquidity and Capital Resources

As of June 30, 2018, the Company had $69,777 in cash.

Between January 1, 2018 and June 30, 2018, the Company issued 1,711,168 shares of common stock to 35 accredited individuals at $0.0001 -$0.65 per share and received $469,897 in cash.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $261,778 as of June 30, 2018 and $43, 249 as of December 31, 2017. This raises substantial doubt about its ability to continue as a going concern, which is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $257,900 and $10,165 in cash during the six months ended June 30, 2018 and 2017, respectively, for operating activities.

Investing Activities

The Company issued a note receivable from a related party in the amount of $0 and $97,925 and had net cash obtained in merger/recapitalization of $240,678 and $0 during the six months ended June 30, 2018 and 2017.

Financing Activities

The Company received $469,897 in cash for the issuance of 1,711,168 shares of common stock during the six months ended June 30, 2018, and received $394,066 in cash for the issuance of 790,970 shares of common stock from financing activities for the six months ended June 30, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2018, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2018.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, or in any other factors that could significantly affect these controls, during the Company’s quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January 1, 2018 through the present, the Company issued 1,937,518 shares of common stock for net proceeds of $611,340 through 76 stock subscription agreements, which are all unrelated parties.

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

Dated: August 20, 2018	FAH MAI HOLDINGS, INC.

	By:	/s/ Louis J Haseman
Chief Executive Officer

