Form 10-Q
period 2018-09-30
FAH MAI HOLDINGS, INC.
filed 2018-11-14
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and/or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of November 14, 2018, 52,548,752 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2018

FAH MAI HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$25,382	$81,118
Prepaid Expenses	5,373	-
Inventory, net	260,997	10,201
Total Current Assets	291,752	91,319

Advance to Related Entity - in anticipation of merger	-	266,430
TOTAL ASSETS	$291,752	$357,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Liabilities	$5	$-
Note Payable - Related Party	45,371	-
Total Current Liabilities	45,376	-

STOCKHOLDERS’ EQUITY
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 52,476,835 and 41,290,970 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	5,248	4,129
Additional Paid-in Capital	700,484	397,649
Accumulated Deficit	(433,531)	(43,249)
Accumulated Other Comprehensive Loss	(25,825)	(780)
Total Stockholders’ Equity	246,376	357,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$291,752	$357,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES	$15,362	$-	$15,362	$-

COST OF GOODS SOLD	9,633	-	9,633	-

GROSS MARGIN	5,729	-	5,729	-

OPERATING EXPENSES
General and Administrative Expenses	163,793	3,465	385,746	9,780
Total Operating Expenses	(163,793)	(3,465)	(385,746)	(9,780)

OPERATING LOSS	(158,064)	(3,465)	(380,017)	(9,780)

Other Income (Expense)	(13,689)	-	(10,265)	-

NET LOSS BEFORE INCOME TAXES	(171,753)	(3,465)	(390,282)	(9,780)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(171,753)	$(3,465)	$(390,282)	$(9,780)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,192,235	40,671,900	42,947,443	36,175,513

Other Comprehensive Loss
Exchange Differences Arising on Translating Foreign Operations	(8,345)	-	(25,045)	-
Total Comprehensive Loss	$(180,098)	$(3,465)	$(415,327)	$(9,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net loss	$(390,282)	$(9,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	1,400
Common stock issued for services	64,734	-
Common stock issued for interest payments	13,964	-
Changes in operating assets and liabilities
Prepaid Expenses	(5,262)	-
Inventory	(106,671)	-
Accrued Liabilities	5	(5,250)
Net Cash Used in Operating Activities	(423,512)	(13,630)

INVESTING ACTIVITIES
Net cash obtained in merger/recapitalization	(240,678)	-
Issuance of funds to related party	-	(197,640)
Net Cash Used in Financing Activities	(240,678)	(197,640)

FINANCING ACTIVITIES
Repayments on notes payable - related party	(30,549)	-
Proceeds from stock subscriptions payable	-	125,620
Proceeds from sale of common stock	637,481	85,650
Net Cash Provided by Financing Activities	606,932	211,270
Effect of Exchange Rate Changes on Cash	1,522	-
NET DECREASE IN CASH	(55,736)	-
CASH AT BEGINNING OF PERIOD	81,118	-

CASH AT END OF PERIOD	$25,382	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$72	$-
Income taxes	$-	$-

NON-CASH DISCLOSURES OF CASH FLOW INFORMATION:
Shares issued for non-cash net assets of subsidiary	$40	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

The accompanying unaudited condensed consolidated financial statements have been prepared by Fah Mai Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2017. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Fah Mai Holdings, Inc. and its wholly owned subsidiaries, Fah Mai Holdings Co., Ltd., Fah Mai Holdings Limited and Platinum Cask Limited (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Valuing Inventory

The Company purchases rare Scotch whisky for collection and possible marketing and re-sale. The inventory is recorded at the lower of cost (purchase price including fees) or market.

NOTE 2 – GOING CONCERN

The Company has not yet generated significant revenue since inception to date and has sustained an operating loss of $390,282 for the nine months ended September 30, 2018 compared to an operating loss of $9,780 for the nine months ended September 30, 2017. The Company had a working capital surplus of $246,376 and an accumulated deficit of $433,531 as of September 30, 2018 compared to a working capital surplus of $91,319 and an accumulated deficit of $43,249 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company does not have significant revenues to cover operational expenses and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $25,382 and $81,118 held in cash as of as of September 30, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. However, most of the Company’s cash is held outside of the United States of America. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2018 or December 31, 2017.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Since the Company’s revenues are generated when products are sold with no remaining obligations on the part of the Company, revenue is recognized at the time of sale.

Other Comprehensive Loss

ASC 220, Other Comprehensive Loss, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. At September 30, 2018 and December 31, 2017, respectively, the Company had ($25,825) and ($780) of accumulated other comprehensive income (loss), relating to foreign currency translation.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, the Company had net operating losses of $433,531 and $43,249, respectively. As of September 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. As of September 30, 2018 and December 31, 2017, there are no potentially dilutive common stock equivalents.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of September 30, 2018 and December 31, 2017, the Company had issued funds to a related party entity in the amount of $0 and $266,430, respectively in anticipation of acquiring or merging the entity with the Company. All of these proceeds were loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company had previously recorded a receivable from a related entity on its books for these funds. On June 8, 2018, Fah Mai Thailand was acquired as a subsidiary and is now included in the consolidated financial statements of the Company. Accordingly, the inter-company receivable/payable was eliminated on consolidation.

NOTE 5 –INVENTORY

As of September 30, 2018 and December 31, 2017, the Company had whisky inventory of $260,997 and $10,201, respectively. The inventory is recorded at the lower of cost (purchase price plus fees) or market. The inventory is made up of rare or special whisky that the Company is acquiring to collect, market, and sell.

NOTE 6 – NOTE PAYABLE - RELATED PARTY

As of September 30, 2018 and December 31, 2017, the Company received funds from an officer and director totaling $45,371 and $0, respectively. These funds are due on demand.

NOTE 7 – COMMON STOCK

Between January 1, 2018 and September 30, 2018, the Company issued 2,028,317 shares of common stock through 94 stock subscription agreements, which are all unrelated parties, at $0.45 - $0.75 per share and received $637,481 in cash.

On June 8, 2018, the Company issued 400,000 shares of common stock for the acquisition of Fah Mai Holdings, Co., Ltd. These shares were issued at par value of $0.0001 per share.

During the nine months ended September 30, 2018, the Company issued 127,398 shares of common stock to 4 individuals for services. The shares were issued between $0.50 and $0.65 per share and the Company recorded $63,834 in expenses.

During the nine months ended September 30, 2018, the Company issued 8,602,223 shares of common stock to 3 individuals for services. The shares were issued par value of $0.0001 per share and the Company recorded $860 in expenses.

During the nine months ended September 30, 2018, the Company issued 27,927 shares of common stock to 16 individuals as interest payments. The shares were issued at $0.50 per share and the Company recorded $13,964 as interest expense.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018 and December 31, 2017, respectively, 52,476,835 and 41,290,970 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through November 14, 2018, the date which the consolidated financial statements were available to be issued and there are no material subsequent events, except as detailed below:

From October 1, 2018 through November 14, 2018, the Company issued 71,917 shares of common stock to 5 unaffiliated individuals at $.50 - $.65 per share for net proceeds of $37,167.

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

Results of Operations

Three months ended September 30, 2018

For the three months ended September 30, 2018, Fah Mai Holdings Inc. generated revenues of $15,362 but had no income or positive cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $171,753 in the three months ended September 30, 2018. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees, its operations in Thailand and the efforts to build its whisky inventory.

Nine months ended September 30, 2018

For the nine months ended September 30, 2018, Fah Mai Holdings Inc. generated revenues of $15,362 but had no net income or positive cash flows from operations since inception. Fah Mai Holdings Inc. sustained a net loss of $390,282 in the nine months ended September 30, 2018. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees, its operations in Thailand and the efforts to build its whisky inventory.

The Company’s independent auditors have issued a report on the Company’s December 31, 2017 audited financial statements raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Liquidity and Capital Resources

As of September 30, 2018, the Company had $25,382 in cash.

Between January 1, 2018 and September 30, 2018, the Company issued 1,250,540 shares of common stock through 94 stock subscription agreements, which are all unrelated parties, at $0.45 - $0.75 per share and received $637,481 in cash.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $433,531 as of September 30, 2018 and $43,249 as of December 31, 2017. This raises substantial doubt about its ability to continue as a going concern, which is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $423,512 and $13,630 in cash during the nine months ended September 30, 2018 and 2017, respectively, for operating activities. During the nine months ended September 30, 2018 and 2017, a shareholder paid expenses in the Company’s behalf totaling $0 and $1,400, respectively, which have been recorded as additional paid-in capital.

Investing Activities

The Company issued a note receivable from a related party in the amount of $0 and $197,640 and obtained net cash in merger/recapitalization of $240,678 and $0 during the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

The Company received $637,481 in cash for the issuance of 1,250,540 shares of common stock during the nine months ended September 30, 2018, and received $211,270 in cash for the issuance of 425,440 shares of common stock from financing activities for the nine months ended September 30, 2017.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2018, the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2018.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, or in any other factors that could significantly affect these controls, during the Company’s quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January 1, 2018 through the present, the Company issued 2,100,234 shares of common stock for net proceeds of $674,648 through 99 stock subscription agreements, which are all unrelated parties.

On September 10, 2018, the Company issued 1,172,223 shares of common stock to Daniel Monk, 3,809,000 shares of common stock to Paul Lambrick and 3,621,000 shares of common stock to Ornprapa Blore as founder shares for services rendered at par value of $0.001 per share for a value of $860.

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

Dated: November 14, 2018	FAH MAI HOLDINGS, INC.

	By:	/s/ Louis J Haseman
Chief Executive Officer

