Form 10-K
period 2018-12-31
FAH MAI HOLDINGS, INC.
filed 2019-04-02
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.

As of March 29, 2019, there were 53,061,104 shares of common stock outstanding.

Fah Mai Holdings, Inc.

Form 10-K

For the fiscal year ended December 31, 2018

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

The Company is now an early-stage company whose current business is in acquiring, holding and divesting alternative assets, specifically rare whisky and similar commodities that the Company expects to increase in value. The Company also expects to open “member only” clubs designed to cater to rare liquor connoisseurs and high net worth individuals, which shall also function as distribution and marketing centers for the divestment of its assets.

As of December 31, 2018, the Company had not yet generated significant revenue since inception to date and has sustained an operating loss and negative cash flows from operations since inception. During the year ended December 31, 2018, the Company sustained net loss of $570,434, and at December 31, 2018 had an accumulated deficit of $613,683.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has limited operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable.

Louis Haseman, the sole officer and director of the Company, entered into an agreement with Tiber Creek Corporation, which assists companies in becoming public companies and assists companies with introductions to the financial community. The former President of the Company is the sole officer and director of Tiber Creek Corporation.

On November 7, 2017, the Company acquired all outstanding shares of Fah Mai Holdings Limited (“Fah Mai UK”) and Platinum Cask Limited (“Platinum Cask”), both UK companies from Louis Haseman. These entities are part of the merger and acquisition plan to run operations and hold and manage whisky inventories.

On June 8, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with Fah Mai Holdings Co., Ltd., a private company organized under the laws of the Thailand (“Fah Mai Thailand”). Under the Merger Agreement, the Company issued to the shareholders of Fah Mai Thailand 400,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding equity securities of Fah Mai Thailand (the “Merger”). Mr. Louis Haseman, who is an officer, director and shareholder of the Company, was an officer and equity holder of Fah Mai Thailand prior to the Merger. As a result of the Merger, Fah Mai Thailand has merged into the Company and has taken over the operations and business plan of Fah Mai Thailand. This was a merger of net assets between entities under common control. Accordingly, the net assets and liabilities of Fah Mai Thailand were recorded on the books of the Company at their historical values.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company entered into a lease agreement on May 1, 2017 for 2115.9 square feet to rent office space located at 1000/196,199 Liberty Building, 3rd Floor, Sukhumvit 55 Road, Klongton Nua, Wattana, Bangkok 10110. The Company pays $1,659 per month on a month to month term.

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

Since inception, the Company has sold securities which were not registered as described below. All such securities were issued pursuant to an exemption from registration of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors.

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

During the year ended December 31, 2018, the Company issued 2,537,771 shares of common stock through 254 stock subscription agreements, which are all unrelated parties, at $0.45 - $0.75 per share and received $880,307 in cash. These shares were issued in reliance on the exemption from registration under Regulation S, as promulgated under the Securities Act, and were sold in offshore transactions to non-U.S. persons not involving any directed selling efforts in the United States.

On June 8, 2018, the Company issued 400,000 shares of common stock for the acquisition of Fah Mai Holdings, Co., Ltd. These shares were issued at par value of $0.0001 per share.

During the year ended December 31, 2018, the Company issued 8,776,348 shares of common stock to 44 individuals for services. The shares were issued between $0.0001 and $0.65 per share and the Company recorded $88,034 in expenses. These shares were issued in reliance on the exemption from registration under Regulation S, as promulgated under the Securities Act, and were sold in offshore transactions to non-U.S. persons not involving any directed selling efforts in the United States.

During December 2018, the Company purchased 4,200 shares of common stock from two individuals for an average of $0.52 per share for $2,200 in cash per repurchase agreements. These shares were immediately cancelled.

ITEM 6. SELECTED FINANCIAL DATA.

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

History

Fah Mai Holdings, Inc. (“Fah Mai” or the “Company”) is an early-stage company whose current business is in acquiring, holding and divesting alternative assets, specifically rare whisky and similar commodities that the Company expects to increase in value. The Company also expects to open “member only” clubs designed to cater to rare liquor connoisseurs and high net worth individuals, which shall also function as distribution and marketing centers for the divestment of its assets.

The Company was incorporated in the State of Delaware on July 22, 2016, and was formerly known as Finch Street Acquisition Corporation (“Finch Street”).

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

On June 8, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with Fah Mai Holdings Co., Ltd., a private company organized under the laws of the Thailand (“Fah Mai Thailand”). Under the Merger Agreement, the Company issued to the shareholders of Fah Mai Thailand 400,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding equity securities of Fah Mai Thailand (the “Merger”). Mr. Louis Haseman, who is an officer, director and shareholder of the Company, was an officer and equity holder of Fah Mai Thailand prior to the Merger. As a result of the Merger, Fah Mai Thailand has merged into the Company and ceased to exist and the Company has taken over the operations and business plan of Fah Mai Thailand. This was a merger of net assets between entities under common control. Accordingly, net assets and liabilities of Fah Mai Thailand were recorded on the books of the Company at their historical values.

The Company is located at 1000/196,199 Liberty Buildings, 3rd Floor, Sukhumvit 55 Road, Klongton Nua, Wattana, Bangkok 10110. The Company’s main phone number is +66(0) 90 8070617. The Company’s fiscal year end is December 31. Neither the Company nor its predecessors have filed for bankruptcy, receivership or any similar proceedings nor are in the process of filing for bankruptcy, receivership or any similar proceedings.

Business Summary

Overview

Fah Mai is an early-stage company whose current business is in acquiring, holding and divesting alternative assets, specifically rare whisky and similar commodities. Fah Mai’s acquisition strategy is to purchase alternative assets that Fah Mai expects will have a high incline in asset worth. Fah Mai also expects to open “member only” clubs designed to cater to rare liquor connoisseurs and high net worth individuals, which shall also function as distribution and marketing centers for the divestment of its assets.

Fah Mai’s initial acquisition strategy is to acquire rare whisky. Further, Fah Mai will initially acquire whisky as its initial asset class targeted for acquisition since whisky has a diverse unit purchase price that would allow Fah Mai to purchase units whose costs range from $100 per unit up to units in excess of $500,000 per unit. Fah Mai expects that once it has built a solid base of rare whisky assets, it will broaden its acquisition strategy to target other appreciating alternative asset classes, such as stamps, cognacs, comics, memorabilia, watches and cars. Fah Mai believes that these alternative asset classes present an attractive opportunity to investors because of the anticipated high returns on investment and their idiosyncratic appeal.

In addition, in order to maximize profits from our whisky, Fah Mai plans on opening five exclusive “member only” clubs to be located in Tokyo, Bangkok, London, New York and Shanghai. These clubs shall be designed to be high-class drinking establishments that will also function as marketing venues and retail outlets for the divestment of its assets.

Fah Mai has developed a new concept to sell its whiskey we call “cask fractions.” A cask fraction is a percentage of the contents of a cask. Due to the fact that as a cask ages, and its volume of spirit decreases (the angels share), the simplest way to break it down is into fractions. Each cask is broken down into a different number of fractions depending on its value to get a conformed GBP 20.00 (approximately US$27) starting value for each fraction. Fah Mai’s cask fraction system is a method of enabling purchasers to acquire rare whiskey at a discounted price, since purchasing casks of rare whiskey at a wholesale price is typically less than purchasing individual bottles of the same quantity of rare whiskey at a retail price. Under Fah Mai’s cask fraction system, individuals who participate in the Company’s membership program are eligible to purchase different varieties of rare whiskey from Fah Mai, in the form of a cask fraction, depending on their membership tier. After purchase of a particular cask fraction, the purchaser may elect to have the purchased whiskey bottled and sent to their address for consumption or otherwise may elect to have Fah Mai hold such purchased whiskey on consignment for the benefit of the purchaser in the event of resale. We do not permit United States persons or entities to participate in the Company’s membership program or purchase cask fractions.

Furthermore, Fah Mai will start an online whisky auction business to generate solid revenue. The whisky online auction market is small at the moment, which means it will be easy to capitalize on this particular market. Fah Mai’s whisky auction site will undercut all existing sites commissions and listing fees in order to achieve this. Fah Mai’s whisky auction site will be able to do this and still make money as the commissions saved by not paying to other auction sites when acquiring whisky assets will make up for the lower commission charges and listing fees to customers.

We see the opportunity for revenue generation through the creation of both our independent bottling company and our online whisky auction, which we believe will primarily benefit the rare whisky collection.

Our bottling label Platinum Cask Ltd, has been created to act as the primary channel though which we will sell the assets held in the rare whisky collection at such a time as we see fit. The creation of the Platinum Cask brand at such an early stage in the collections lifespan is purely to build brand awareness and confidence, thereby, increasing the potential profitability of the rare whisky assets in years to come.

In order to build awareness of the Platinum Cask brand, we intend to bottle and sell our own whisky which will be sourced and selected from our own cask collection that forms a small part of the greater rare whisky collection. This process of collecting, trading and bottling of our own casks should generate additional income for Fah Mai via Platinum Cask, a subsidiary of the company.

The creation of our own online whisky auction portal will also directly benefit our rare whisky collection, whilst also offering an opportunity to generate additional income. By creating our own whisky auctions, our collection will directly benefit by avoiding the cost of auctioneers’ fees that we currently pay to third-party auction companies. The money we spend on fees that currently run between 10 to 15% before tax, can be partly re-channeled into the promotion and operation of the auction company itself. This would grow the number of customers using the service, increasing the number of bottles that we would have access to at a zero-fee rate and also providing extra income through fees we would be able to charge our customers for using our service.

We do not anticipate needing to spend as much on the operation of our own whisky auction as we currently do on fees when acquiring bottles from third parties. This would enable us to direct more money to the collection itself.

Summary of Operations

The Company currently operates from its offices located at 1000/196,199 Liberty Buildings, 3rd Floor, Sukhumvit 55 Road, Klongton Nua, Wattana, Bangkok 10110; provided, the Company plans to conduct its rare whiskey resale business primarily through its websites on the internet.

The Company’s online whiskey auction business is currently under development and is expected to be operational in 2019. The Company plans to open five exclusive “member only” clubs to be located in Tokyo, Bangkok, London, New York and Shanghai, and is expected to begin development on them in 2021. The Company plans to build its own whisky brand, Platinum Cask, which is currently under development and is expected to be operational in 2021 as well.

Risks and Uncertainties facing the Company

As an early-stage company, the Company has limited operating history and is expected to continuously experience losses in the near term. The Company needs to increase its revenue or locate additional financing in order to continue its developmental plans. As a company in the early part of its life, management of the Company must develop and market its technologies in order to execute the business plan of the Company on a broad scale. The Company anticipates that it would need approximately $281,000 over the next 12 months to continue as a going concern and expand its operations in accordance with its current business plan.

One of the biggest challenges facing the Company will be in securing adequate capital to maintain our operations and implement effective sales, marketing and distribution strategies to reach our intended end customers. The Company has considered and devised its initial sales, marketing and advertising strategy, however, the Company will need to skillfully implement this strategy in order to achieve success in its business.

Due to financial constraints and the early stage of the Company’s life, the Company has to date conducted limited advertising and marketing to reach customers. In addition, the Company has not yet located the sources of funding to develop the Company on a broader scale through acquisitions or other major partnerships. If the Company were unable to locate such financing and/or later develop strong and reliable sources of potential customers and a means to efficiently reach buyers and customers, it is unlikely that the Company could develop its operations to return revenue sufficient to further develop its business plan. Moreover, the above assumes that the Company’s services are consistently met with client satisfaction in the marketplace and exhibit steady success amongst the potential customer base, neither of which is reasonably predictable or guaranteed.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the company to continue as a going concern.

Revenues and Losses

During the year ended December 31, 2018, the Company posted revenues of $23,252, total operating expenses of $587,665, consisting of general and administrative expenses of $587,665, and a net loss of $570,434.

Liquidity and Capital Resources

As of December 31, 2018, the Company had cash available of $18,575.

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

Discussion of Year ended December 31, 2018 compared to Year Ended December 31, 2017

During the year ended December 31, 2018 and December 31, 2017, the Company generated $23,252 and $0 in revenue. The Company is still in the early stages of its operations and is working on implementing its plans for commercialization.

During the year ended December 31, 2018, the Company posted a net loss of $570,434 as compared to a net loss of $35,687 for the year ended December 31, 2017. The increase in net loss resulted from the shift in the focus of the operations of the Company as a result of a change in control of the Company.

Operating expenses were $587,665 for the year ended December 31, 2018 as compared to $36,215 for the year ended December 31, 2017. The increase in operating expenses resulted primarily from the shift in the focus of the operations of the Company as a result of a change in control of the Company.

During the year ended December 31, 2018, the Company used cash in operating activities of $645,995. During such period, the Company also used cash in investing activities in the amount of $222,569 through acquiring subsidiaries and an advance to a related entity in anticipation of a merger, and received $807,729 in financing activities through the issuance of common stock. In contrast, during the year ended December 31, 2017, the Company used cash in operating activities of $45,738. During such period, the Company also used cash in investing activities in the amount of $266,430 by advancing funds to a related party, and received $394,066 in financing activities through the issuance of common stock. The increase in cash resulted primarily from the issuance of common stock for cash due to the shift in the focus of the operations of the Company as a result of a change in control of the Company.

As of December 31, 2018, the Company had $18,575 in cash. In contrast, as of December 31, 2017, the Company had $81,118 in cash.

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

Critical Accounting Policies

For the period ending December 31, 2018, the consolidated financial statements have been prepared and audited in accordance with generally accepted accounting principles (GAAP) in the United States. The following significant accounting policies, which are described in Note 3 to the consolidated financial statements, involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were $18,575 and $81,118 cash equivalents as of December 31, 2018 and December 31, 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018 and 2017, respectively.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. As of December 31, 2018 and December 31, 2017, there are no potentially dilutive common stock equivalents.

Revenue Recognition

Effective January 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

The Company’s revenue consists primarily of whisky sales and membership sales. Membership fees are charged to become a member with the ability to buy and sell rare or special whisky casks as a group and to use this group to help make the investing in these whiskies more affordable. Whisky sales are from the sale of the Company’s rare or special whisky inventory that has been acquired by the Company.

The Company’s revenue is generated by selling membership fees and per-item sales of whisky. The membership fees are for a specified term. Membership fee revenue is recognized through the term of the memberships. Whisky sale revenues are recognized when the whisky inventory items are sold. These are per-item sales and all revenue is recognized upon the completion of the performance obligation to provide the sold item to the buyer. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

During the year ended December 31, 2018, the Company began selling cask fractions to members. Cask fractions are fractions of casks held in inventory that are sold to members at GBP20.00 per fraction. When the Company sales these specific casks, the sale amounts associated with these fractions of the cask that have been sold are passed on to the members as returns on their investments. The Company retains a set percentage of the sale amounts as their fee for facilitating the sale. The Cask fractions sold by the Company are recorded as deferred until the casks are sold. As of December 31, 2018, the Company had $75,158 in deferred revenues. The Company will hold these cask fractions sales as deferred revenues based on the casks purchased and record revenue in line with the sale of the specific casks that have been purchased by members.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we have elected not to provide the disclosure required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements for the year ended December 31, 2018 and 2017 are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In February 2018, the Company made the decision to change auditors and engaged Pinnacle Accountancy Group of Utah for its December 31, 2017 audit. There were no disagreements with accountants on accounting and financial disclosure for the period covered by this report.

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

Management assessed our internal control over financial reporting as of December 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The management has identified the following material weaknesses and believes that, as of December 31, 2018, our internal control over financial reporting was not effective: (i) inadequate segregation of duties and effective risk assessment; (ii) lack of personnel adequately trained in generally accepted accounting principles of the United States (or U.S. GAAP); and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated. We expect to implement the following measures to remediate the material weaknesses identified, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the period ending December 31, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Subsequent to the period covered by this Report and the fourth fiscal quarter, the Company effected a change in control. New management consists of two directors and officers who are also shareholders. Such persons maintain complete financial reporting control as the primary officers. Such control by the primary officers is the same as was in effect prior to the change in control.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Directors and Officers of the Company as of December 31, 2018, were as follows:

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

Louis Joseph Haseman, age 34, serves as President, Secretary, Chief Financial Officer and sole director of the Company. From 2010 to the present, Mr. Haseman has been the director and owner of HGT Co., Ltd. with two operating brands: Exotic Golf Holidays which specializes in golf holidays located around the Indian Ocean and Quality Health Travel which specializes in medical tourism including plastic surgery, hip replacements and stem cell treatment. From 2011 to the present, Mr. Haseman has served as the owner of Sunscreen Island Co., Ltd. which is the exclusive importer and distributor of the Island Tribe sunscreen brand in Thailand and the Philippines. Since 2012 to the present, Mr. Haseman has also been part owner of Epikurean Resorts, a luxury hotel and resorts management and development company. From 2015-2016, Mr. Haseman was the owner of Euro Facade Tech Thailand Co., Ltd., a global containment wall and design company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2018 each person known by the Company to be the beneficial owner of five percent or more of the Company’s common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock (1)
Louis Haseman	40,180,000	75.8%

(1) Based on 53,000,889 shares outstanding

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

As of December 31, 2018 and 2017, the Company had issued funds to a related party entity in the amount of $0 and $266,430, respectively in anticipation of acquiring or merging the entity with the Company. All of these proceeds were loaned to a related party, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and controlled by the majority shareholders of the Company. The Company had previously recorded a receivable from a related entity on its books for these funds. On June 8, 2018, Fah Mai Thailand was acquired as a subsidiary and is now included in the consolidated financial statements of the Company. Accordingly, the inter-company receivable/payable was eliminated on consolidation.

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

Audit Fees

The aggregate fees incurred in 2018 and 2017 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2018	December 31, 2017
Audit-Related Fees	$31,748	$3,250

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

(a)	Consolidated Financial Statements Index

The following consolidated financial statements are filed with this report:

(b)	Exhibits

3.1	Certificate of Incorporation (incorporated by reference to our Registration Statement on Form 10-12G filed on August 9, 2016)

3.2	By-laws (incorporated by reference to our Registration Statement on Form 10-12G filed on August 9, 2016)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to our Registration Statement on Form S-1/A filed on November 27, 2018)

10.1	Lease agreement (incorporated by reference to our Registration Statement on Form S-1/A filed on November 27, 2018)

10.2	Agreement with Tiber Creek Corporation (incorporated by reference to our Registration Statement on Form S-1/A filed on November 27, 2018)

10.3	Letter Agreement with London City Bond Ltd. (incorporated by reference to our Registration Statement on Form S-1/A filed on March 29, 2019)

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Fah Mai Holdings, Inc.

Wattana, Bangkok

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fah Mai Holdings, Inc., (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has not generated net income from revenues, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 1, 2019

FAH MAI HOLDINGS, INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$18,575	$81,118
Prepaid Expenses	3,226	-
Inventory, net	393,788	10,201
Total Current Assets	415,589	91,319

Advance to Related Entity - in anticipation of merger	6,380	266,430
TOTAL ASSETS	$421,969	$357,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Liabilities	$9,493	$-
Deferred Revenue - Cask Fractions	75,158	-
Total Current Liabilities	84,651	-

STOCKHOLDERS’ EQUITY
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 53,000,889 and 41,290,970 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	5,300	4,129
Additional Paid-in Capital	950,474	397,649
Accumulated Deficit	(613,683)	(43,249)
Accumulated Other Comprehensive Loss	(4,773)	(780)
Total Stockholders’ Equity	337,318	357,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$421,969	$357,749

The accompanying notes are an integral part of these audited consolidated financial statements

FAH MAI HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31, 2018	December 31, 2017

REVENUES	$23,252	$-

COST OF GOODS SOLD	14,085	-

GROSS MARGIN	9,167	-

OPERATING EXPENSES
General and Administrative Expenses	587,665	36,215
Total Operating Expenses	(587,665)	(36,215)

OPERATING LOSS	(578,498)	(36,215)

Other Income (Expense)
Other Income	7,978	528
Interest Income	86	-
Total Other Income/(Expense)	8,064	528

NET LOSS BEFORE INCOME TAXES	(570,434)	(35,687)
Provision for Income Taxes	-	-
NET LOSS	$(570,434)	$(35,687)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	45,333,559	37,364,005

Other Comprehensive Loss
Exchange Differences arising on translating Foreign Operations	(3,993)	(780)
Total Comprehensive Loss	$(574,427)	$(36,467)

The accompanying notes are an integral part of these audited consolidated financial statements.

FAH MAI HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In	Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	Equity
Balance, December 31, 2016	-	$-	20,000,000	$2,000	$312	$(7,562)	$-	$(5,250)

Commons stock cancelled	-	-	(19,500,000)	(1,950)	1,950	-	-	-

Issuance of common stock for services	-	-	40,000,000	4,000	-	-	-	4,000

Common stock issued for cash	-	-	790,970	79	393,987	-	-	394,066

Expenses paid by stockholder in behalf of Company	-	-	-	-	1,400	-	-	1,400

Foreign currency translation	-	-	-	-	-	-	(780)	(780)

Net loss for the year	-	-	-	-	-	(35,687)	-	(35,687)

Balance, December 31, 2017	-	-	41,290,970	4,129	397,649	(43,249)	(780)	357,749

Common stock issued for cash	-	-	2,537,771	254	880,053	-	-	880,307

Common stock acquired with cash and cancelled per repurchase agreements	-	-	(4,200)	(1)	(2,199)	-	-	(2,200)

Common stock issued for services	-	-	8,776,348	878	87,156	-	-	88,034

Common stock issued for acquisition of subsidiary	-	-	400,000	40	(412,185)	-	-	(412,145)

Foreign currency translation	-	-	-	-	-	-	(3,993)	(3,993)

Net loss for the period	-	-	-	-	-	(570,434)	-	(570,434)

Balance, December 31, 2018	-	$-	53,000,889	$5,300	$950,474	$(613,683)	$(4,773)	$337,318

The accompanying notes are an integral part of these audited consolidated financial statements.

FAH MAI HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES
Net loss	$(570,434)	$(35,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	-	1,400
Expenses paid by stockholder for common stock	-	1,823
Common stock issued for services	88,114	2,177
Changes in operating assets and liabilities
Prepaid expenses	(3,115)	-
Inventory	(248,769)	(10,201)
Accounts payable and accrued liabilities	9,488	(5,250)
Deferred revenue	78,722
Net Cash Used in Operating Activities	(645,994)	(45,738)

INVESTING ACTIVITIES
Net cash investment in acquiring subsidiary	(216,189)	-
Issuance of funds to related party	6,380	(266,430)
Net Cash Used in Financing Activities	(222,569)	(266,430)

FINANCING ACTIVITIES
Repayment of notes payable - related party	(70,378)	-
Proceeds from sale of common stock	878,107	394,066
Net Cash Provided by Financing Activities	807,729	394,066
Effect of Exchange Rate Changes on Cash	(1,709)	(780)
NET INCREASE (DECREASE) IN CASH	(62,543)	81,118
CASH AT BEGINNING OF PERIOD	81,118	-

CASH AT END OF PERIOD	$18,575	$81,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$72	$-
Income taxes	$-	$400

NON-CASH DISCLOSURES OF CASH FLOW INFORMATION:
Cancellation of common shares	$-	$(1,950)
Shares issued for non-cash net assets of subsidiary	$412,145	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

FAH MAI HOLDINGS, INC.

Notes to Audited Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (“Fah Mai” or the “Company”) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. On November 7, 2017, the Company acquired all outstanding shares of Fah Mai Holdings Limited and Platinum Cask Limited from Louis Haseman at his cost and they became wholly owned subsidiaries of the Company. On June 8, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with Fah Mai Holdings Co., Ltd., a private company organized under the laws of the Thailand (“Fah Mai Thailand”). Under the Merger Agreement, the Company issued to the shareholders of Fah Mai Thailand 400,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding equity securities of Fah Mai Thailand (the “Merger”). Mr. Louis Haseman, who is an officer, director and shareholder of the Company, was an officer and equity holder of Fah Mai Thailand prior to the Merger. As a result of the Merger, Fah Mai Thailand has merged into the Company and has taken over the operations and business plan of Fah Mai Thailand. This was a merger of net assets between entities under common control. Accordingly, the net assets and liabilities of Fah Mai Thailand were recorded on the books of the Company at their historical values.

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements. The Company chose December 31st as its fiscal year end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Fah Mai Holdings, Inc. and its wholly owned subsidiaries, Fah Mai Holdings Co. Ltd., Fah Mai Holdings Limited and Platinum Cask Limited (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Basis of Valuing Whisky Inventory

The Company purchases rare Scotch whisky for collection and possible marketing and re-sale. The inventory is recorded at the lower of cost (purchase price including fees) or market.

NOTE 2 – GOING CONCERN

The Company has not yet generated significant revenue since inception to date and has sustained an operating loss of $570,434 for the year ended December 31, 2018 compared to an operating loss of $35,687 for the year ended December 31, 2017. The Company had a working capital surplus of $330,938 and an accumulated deficit of $613,683 as of December 31, 2018 compared to a working capital surplus of $91,319 and an accumulated deficit of $43,249 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The company had $18,575 and $81,118 in cash and cash equivalents as of December 31, 2018 and 2017, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2018 and 2017.

Foreign Currency Translation

The Company has functional currencies in the United States dollar and British Pounds Sterling and its reporting currency is the United States dollar. Management has adopted ASC 830-20, Foreign Currency Matters – Foreign Currency Transactions All assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated transactions are included in Other Comprehensive Income (Loss). Foreign currency transactions gains (losses) are recognized in earnings in the period of settlement.

Other Comprehensive Loss

ASC 220, Other Comprehensive Loss, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. At December 31, 2018 and 2017, respectively, the Company had $4,773 and $780 of accumulated other comprehensive loss, relating to foreign currency translation.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act, and have presented the Federal tax provision, deferred tax asset, and valuation allowance using the new rates adjusted in the period of enactment. At December 31, 2018 and 2017 the Company had net operating loss carryforwards (NOL’s) of approximately $613,683 and $43,249, respectively, which may be applied against future taxable income and which expire beginning in 2037. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect (26% - 21% federal and 5% state) of the loss carryforwards of approximately $160,000 and $9,300 at December 31, 2018 and 2017, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in valuation allowance is approximately $139,000 and $6,600 for the periods ended December 31, 2018 and 2017, respectively. The tax effect of remaining NOL’s and resulting deferred tax assets remain fully reserved by valuation allowance, due to continued uncertainty as to their utilization. As of December 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the consolidated financial statements. The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. As of December 31, 2018 and December 31, 2017, there are no potentially dilutive common stock equivalents.

Revenue Recognition

Effective January 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

The Company’s revenue consists of membership sales and whisky sales. Membership fees are charged to become a member with the ability to buy and sell rare or special whisky casks as a group and to use this group to help make the investing in these whiskies more affordable. Whisky sales are from the sale of the Company’s rare or special whisky inventory that has been acquired by the Company.

The Company’s revenue is generated by selling membership fees and per-item sales of whisky. The membership fees are for a specified term. Membership fee revenue is recognized through the term of the memberships. Whisky sale revenues are recognized when the whisky inventory items are sold. These are per-item sales and all revenue is recognized upon the completion of the performance obligation to provide the sold item to the buyer. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

During the year ended December 31, 2018, the Company began selling cask fractions to members. Cask fractions are fractions of casks held in inventory that are sold to members at GBP20.00 per fraction. When the Company sales these specific casks, the sale amounts associated with these fractions of the cask that have been sold are passed on to the members as returns on their investments. The Company retains a set percentage of the sale amounts as their fee for facilitating the sale. The Cask fractions sold by the Company are recorded as deferred until the casks are sold. As of December 31, 2018, the Company had $75,158 in deferred revenues. The Company will hold these cask fractions sales as deferred revenues based on the casks purchased and record revenue in line with the sale of the specific casks that have been purchased by members.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of December 31, 2018 and 2017, the Company had issued funds to a related party entity in the amount of $6,380 and $266,430, respectively in anticipation of acquiring or merging the entity with the Company. All of these proceeds were loaned to two related entities, Fah Mai Holdings Co., Ltd. (“Fah Mai Thailand”), a Thailand company formed in April 10, 2017 and Rare Whisky Auction Co., Ltd. (“RWA”). Both companies are controlled by the majority shareholders of the Company. The Company has recorded a receivable from a related entity on its books for these funds. On June 8, 2018, Fah Mai Thailand was acquired as a subsidiary and is now included in the consolidated financial statements of the Company. Accordingly, the inter-company receivable/payable for this entity was eliminated on consolidation.

NOTE 5 – WHISKY INVENTORY AND DEFERRED REVENUE

As of December 31, 2018 and 2017, the Company had a whisky inventory of $393,788 and $10,201, respectively. The inventory is recorded at the lower of cost (purchase price plus fees) or market. The inventory is made up of rare or special whisky that the Company is acquiring to collect, market, and sell. During the year ended December 31, 2018, the Company began selling Cask Fractions. Cask Fractions are fractions of casks that are in the whisky inventory and are sold to outside parties that would like to invest in rare or special whisky in smaller amounts of money than is required to purchase a complete cask. Upon the sale of these casks, the income associated with these cask fractions that have been purchased is passed on to the investors. The amounts of cask fractions sold totals $75,158 and $0 as of December 31, 2018 and 2017, respectively, and are recorded as deferred revenue.

NOTE 6 – ACCRUED LIABILITIES

As of December 31, 2018 and 2017, the Company had accrued liabilities of $9,493 and $0, respectively, for professional fees.

NOTE 7 – COMMON STOCK

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

During the year ended December 31, 2018, the Company issued 2,537,771 shares of common stock through 254 stock subscription agreements, which are all unrelated parties, at $0.45 - $0.75 per share and received $880,307 in cash.

On June 8, 2018, the Company issued 400,000 shares of common stock for the acquisition of Fah Mai Holdings, Co., Ltd. These shares were issued at par value of $0.0001 per share. The shares were issued at par value because the transaction was treated as a combination of entities under common control at historical costs.

During the year ended December 31, 2018, the Company issued 8,776,348 shares of common stock to 44 individuals for services. The shares were issued between $0.0001 and $0.65 per share and the Company recorded $88,034 in expenses.

During the December 2018, the Company purchased 4,200 shares of common stock from two individuals for an average of $0.52 per share for $2,200 in cash per repurchase agreements. These shares were immediately cancelled.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2018 and 2017, respectively, 53,000,889 and 41,290,970 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through April 1, 2019, the date which the consolidated financial statements were available to be issued and there are no material subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAH MAI HOLDINGS, INC.

By:	/s/ Louis Haseman
Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on April 1, 2019.

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

Signature	Capacity	Date

/s/ Louis Haseman	Director	April 1, 2019

17