Form 10-Q
period 2019-03-31
FAH MAI HOLDINGS, INC.
filed 2019-05-20
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2019

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

As of May 20, 2019, 54,171,333 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2019

FAH MAI HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$25,486	$18,575
Prepaid Expenses	1,126	3,226
Inventory, net	506,693	393,788
Total Current Assets	533,305	415,589

Advance to Related Entity - in anticipation of merger	5,217	6,380
TOTAL ASSETS	$538,522	$421,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Liabilities	$18,938	$9,493
Note Payable - Related Party	106,844	-
Deferred Revenue - Cask Fractions	87,281	75,158
Total Current Liabilities	213,063	84,651

STOCKHOLDERS’ EQUITY
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 53,757,182 and 53,000,889 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	5,376	5,300
Additional Paid-in Capital	1,342,104	950,474
Accumulated Deficit	(1,005,977)	(613,683)
Accumulated Other Comprehensive Loss	(16,044)	(4,773)
Total Stockholders’ Equity	325,459	337,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$538,522	$421,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES	$1,354	$-

COST OF GOODS SOLD	793	-

GROSS MARGIN	561	-

OPERATING EXPENSES
General and Administrative Expenses	394,438	39,063
Total Operating Expenses	(394,438)	(39,063)

OPERATING LOSS	(393,877)	(39,063)

Other Income (Expense)
Other Income	1,578	396
Interest Income	5	-
Total Other Income/(Expense)	1,583	396

NET LOSS BEFORE INCOME TAXES	(392,294)	(38,667)
Provision for Income Taxes	-	-
NET LOSS	$(392,294)	$(38,667)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,218,159	41,412,711

Other Comprehensive Loss
Exchange Differences arising on translating Foreign Operations	(11,271)	3,742
Total Comprehensive Loss	$(403,565)	$(34,925)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

					Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	Equity
Balance, December 31, 2018	-	$-	53,000,889	$5,300	$950,474	$(613,683)	$(4,773)	$337,318
Common stock issued for cash	-	-	242,369	24	135,909	-	-	135,933
Common stock acquired with cash and cancelled per repurchase agreements	-	-	(2,200)	-	(1,100)	-	-	(1,100)
Common stock issued for services	-	-	516,124	52	256,821	-	-	256,873
Foreign currency translation	-	-	-	-	-	-	(11,271)	(11,271)
Net loss for the period	-	-	-	-	-	(392,294)	-	(392,294)
Balance, March 31, 2019	-	$-	53,757,182	$5,376	$1,342,104	$(1,005,977)	$(16,044)	$325,459

Balance, December 31, 2017	-	$-	41,290,970	$4,129	$397,649	$(43,249)	$(780)	$357,749
Common stock issued for cash	-	-	289,150	29	130,807	-	-	130,836
Foreign currency translation	-	-	-	-	-	-	3,742	3,742
Net loss for the period	-	-	-	-	-	(38,667)	-	(38,667)
Balance, March 31, 2018	-	$-	41,580,120	$4,158	$528,456	$(81,916)	$2,962	$453,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net loss	$(392,294)	$(38,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	256,873	-
Changes in operating assets and liabilities
Prepaid expenses	2,100	-
Inventory	(104,012)	(41,528)
Accounts payable and accrued liabilities	9,445	-
Deferred revenue	10,442	-
Net Cash Used in Operating Activities	(217,446)	(80,195)

INVESTING ACTIVITIES
Funds received from related party	1,302	-
Issuance of funds to related party	-	(129,322)
Net Cash Used in Financing Activities	1,302	(129,322)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	107,166	-
Repurchase and cancellation of common stock	(1,100)	-
Proceeds from sale of common stock	135,933	130,836
Net Cash Provided by Financing Activities	241,999	130,836
Effect of Exchange Rate Changes on Cash	(18,944)	3,742
NET INCREASE (DECREASE) IN CASH	6,911	(74,939)
CASH AT BEGINNING OF PERIOD	18,575	81,118

CASH AT END OF PERIOD	$25,486	$6,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Fah Mai Holdings, Inc. and its wholly owned subsidiaries, Fah Mai Holdings Co., Ltd., Fah Mai Holdings Limited and Platinum Cask Limited (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 – GOING CONCERN

The Company has not yet generated significant revenue since inception to date and has sustained an operating loss of $392,294 for the three months ended March 31, 2019 compared to an operating loss of $38,667 for the three months ended March 31, 2018. The Company had a working capital surplus of $320,242 and an accumulated deficit of $1,005,977 as of March 31, 2019 compared to a working capital surplus of $330,938 and an accumulated deficit of $613,683 as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $25,486 and $18,575 held in cash as of as of March 31, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. However, most of the Company’s cash is held outside of the United States of America. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2019 or December 31, 2018.

Foreign Currency Translation

The Company has functional currencies in the United States dollar and British Pounds Sterling and its reporting currency is the United States dollar. Management has adopted ASC 830-20, Foreign Currency Matters – Foreign Currency Transactions. All assets and liabilities denominated in foreign currencies are translated into the United States dollar using the exchange rate prevailing at the balance sheet date. For revenues and expenses, the weighted average exchange rate for the period is used. Gains and losses arising on translation of foreign currency denominated items are included in Other Comprehensive Income (Loss), while gains and losses on foreign currency transactions are recorded in the period of settlement as Other Income (Expense).

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

Other Comprehensive Loss

ASC 220, Other Comprehensive Loss, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. At March 31, 2019 and December 31, 2018, respectively, the Company had ($16,044) and ($4,773) of accumulated other comprehensive income (loss), relating to foreign currency translation.

Fair Value of Financial Instruments

In accordance with ASC 820, Fair Value Measurement, the carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2019 and December 31, 2018, the Company had cumulative net operating losses of $1,005,977 and $613,683, respectively. As of March 31, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding during the periods presented. Potentially dilutive common stock equivalents such as stock options, warrants and convertible debt are included in the computation of diluted weighted average of common shares outstanding, unless their effect is anti-dilutive due to net losses. As of March 31, 2019 and December 31, 2018, there are no potentially dilutive common stock equivalents.

Basis of Valuing Inventory

The Company purchases rare Scotch whisky for collection and possible marketing and re-sale. The inventory is recorded at the lower of cost (purchase price including fees) or net realizable value.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of March 31, 2019 and December 31, 2018, the Company had advanced non-interest bearing funds to a related party entity in the amount of $5,217 and $6,380, respectively, in anticipation of acquiring or merging the entity with the Company. All of these proceeds were loaned to a related party, Rare Whisky Auctions (“RWA”), a United Kingdom company controlled by the majority shareholders of the Company. The Company recorded an advance to a related entity – in anticipation of merger on its books for these funds.

NOTE 5 – WHISKY INVENTORY AND DEFERRED REVENUE

As of March 31, 2019 and December 31, 2018, the Company had whisky inventory of $506,693 and $393,788, respectively. The inventory is recorded at the lower of cost (purchase price plus fees) or net realizable value. The inventory is made up of rare or special whisky that the Company is acquiring to collect, market, and sell. During the year ended December 31, 2018, the Company began selling Cask Fractions. Cask Fractions are fractions of casks that are in the whisky inventory and are sold to outside parties that would like to invest in rare or special whisky in smaller amounts of money than is required to purchase a complete cask. Upon the sale of these casks, the income associated with these cask fractions that have been purchased is passed on to the investors. The amounts of cask fractions sold totals $87,281 and $75,158 as of March 31, 2019 and December 31, 2018, respectively, and are recorded as deferred revenue.

NOTE 6 – NOTE PAYABLE - RELATED PARTY

As of March 31, 2019 and December 31, 2018, the Company received funds from an officer and director totaling $106,844 and $0, respectively. These funds are unsecured, non-interest bearing and due on demand.

NOTE 7 – COMMON STOCK

Between January 1, 2019 and March 31, 2019, the Company issued 242,369 shares of common stock through 24 stock subscription agreements, which are all unrelated parties, at $0.42 - $0.75 per share and received $135,933 in cash.

During the three months ended March 31, 2019, the Company issued 500,000 shares of common stock to one individual for services. The shares were issued at $0.50 per share and the Company recorded $250,000 in expenses.

During the three months ended March 31, 2019, the Company issued 16,124 shares of common stock to 18 individuals for investment services. The shares were issued from $0.30 to $0.65 per share and the Company recorded $6,873 in expenses.

During the three months ended March 31, 2019, the Company purchased 2,200 shares of common stock from one individual for $0.50 per share for $1,100 in cash per repurchase agreements. These shares were immediately cancelled.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2019 and December 31, 2018, respectively, 53,757,182 and 53,000,889 shares of common stock and no preferred stock were issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through March 20, 2019, the date which the unaudited consolidated financial statements were issued and there are no material subsequent events, except as detailed below:

From April 1, 2019 through May 20, 2019, the Company issued 34,176 shares of common stock to 15 unaffiliated individuals at $.50 - $.65 per share for investment services for a value of $17,121.

From April 1, 2019 through May 20, 2019, the Company issued 379,975 shares of common stock to 9 unaffiliated individuals at $.21 - $.75 per share for net proceeds of $160,872.

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

Results of Operations

Three months ended March 31, 2019

For the three months ended March 31, 2019 and 2018, Fah Mai Holdings Inc. generated revenues of $1,354 and $0, respectively, and has had no income or positive cash flows from operations since inception. Fah Mai Holdings Inc. sustained net losses of $392,294 and $38,667 during the three months ended March 31, 2019 and 2018, respectively. The increase of $353,627 is due primarily to the Company incurring $269,262 in stock-based compensation and other professional services, payroll expenses of $43,735, an increase of $11,397 in computer and internet expenses and an increase of $33,052 in advertising expenses. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees, its operations in Thailand and the efforts to build its whisky inventory.

The Company’s independent auditors have issued a report on the Company’s December 31, 2018 audited financial statements raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of Fah Mai Holdings Inc. as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, the Company had $25,486 and $18,575, respectively, in cash.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $1,005,977 as of March 31, 2019 and $613,683 as of December 31, 2018. This raises substantial doubt about its ability to continue as a going concern, which is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $217,446 and $80,195 in cash during the three months ended March 31, 2019 and 2018, respectively, for operating activities.

Investing Activities

The Company issued funds to a related party in the amount of $0 and $129,322 and received funds back from a related party in the amount of $1,302 and $0 during the three months ended March 31, 2019 and 2018, respectively.

Financing Activities

The Company received $107,166 and $0 in proceeds from a note payable with a related party during the three months ended March 31, 2019 and 2018, respectively. The Company received $135,933 in cash for the issuance of 242,369 shares of common stock during the three months ended March 31, 2019, and received $130,836 in cash for the issuance of 289,150 shares of common stock during the three months ended March 31, 2018. The Company also paid $1,100 in cash for the repurchase of cancellation of 2,200 shares of common stock during the three months ended March 31, 2019 per a repurchase agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2019 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2019.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, or in any other factors that could significantly affect these controls, during the Company’s quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January 1, 2019 through the present, the Company issued 622,344 shares of common stock for net proceeds of $296,805 through 33 stock subscription agreements, which are all unrelated parties.

During the three months ended March 31, 2019, the Company issued 500,000 shares of common stock to Steven Wilkin for services. The shares were issued at $0.50 per share and the Company recorded $250,000 in expenses.

From January 1, 2019 through the present, the Company issued 50,300 shares of common stock to 33 individuals, which are all unrelated parties, for investment services. The shares were issued from $0.30 to $0.65 per share and the Company recorded $23,994 in expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2019	FAH MAI HOLDINGS, INC.

	By:	/s/ Louis J Haseman
Chief Executive Officer

