Form 10-Q
period 2019-06-30
FAH MAI HOLDINGS, INC.
filed 2019-11-29
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-55678

FAH MAI HOLDINGS, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	81-3361351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000/196,199 Liberty Buildings, 3rd Floor,
Sukhumvit 55 Road, Klongton Nua,
Wattana, Bangkok	10110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +66 807 0617

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, and/or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller Reporting Company [X]

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

As of November 27, 2019, 56,253,513 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2019

FAH MAI HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$56,785	$18,575
Prepaid Expenses	-	3,226
Inventory, net	554,879	393,788
Total Current Assets	611,664	415,589

Advance to Related Entity - in anticipation of merger	5,080	6,380
Deposit with Related Party	73,956	-
TOTAL ASSETS	$690,700	$421,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued Liabilities	$25,863	$9,493
Note Payable - Related Party	298,317	-
Deferred Revenue - Cask Fractions	100,959	75,158
Total Current Liabilities	425,139	84,651

STOCKHOLDERS’ EQUITY
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 54,587,423 and 53,000,889 shares issued and outstanding	5,459	5,300
Additional Paid-in Capital	1,687,037	950,474
Accumulated Deficit	(1,391,576)	(613,683)
Accumulated Other Comprehensive Loss	(35,359)	(4,773)
Total Stockholders’ Equity	265,561	337,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$690,700	$421,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUES	$1,296	$-	$2,650	$-

COST OF GOODS SOLD	1,738	-	2,531	-

GROSS MARGIN	(442)	-	119	-

OPERATING EXPENSES
General and Administrative Expenses	390,694	182,890	785,132	221,953
Total Operating Expenses	(390,694)	(182,890)	(785,132)	(221,953)

OPERATING LOSS	(391,136)	(182,890)	(785,013)	(221,953)

Other Income (Expense)
Other Income	5,501	3,028	7,079	3,424
Interest Income	36	-	41	-
Total Other Income (Expense)	5,537	3,028	7,120	3,424

NET LOSS BEFORE INCOME TAXES	(385,599)	(179,862)	(777,893)	(218,529)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(385,599)	$(179,862)	$(777,893)	$(218,529)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	54,121,552	42,245,187	53,689,931	41,831,249

Other Comprehensive Loss
Exchange Differences Arising on Translating Foreign Operations	(19,315)	(20,442)	(30,586)	(16,700)
Total Comprehensive Loss	$(404,914)	$(200,304)	$(808,479)	$(235,229)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	Equity
Balance, December 31, 2018	-	$-	53,000,889	$5,300	$950,474	$(613,683)	$(4,773)	$337,318
Common stock issued for cash	-	-	242,369	24	135,909	-	-	135,933
Common stock acquired with cash and cancelled per repurchase agreements	-	-	(2,200)	-	(1,100)	-	-	(1,100)
Common stock issued for services	-	-	516,124	52	256,821	-	-	256,873
Foreign currency translation	-	-	-	-	-	-	(11,271)	(11,271)
Net loss for the period	-	-	-	-	-	(392,294)	-	(392,294)
Balance, March 31, 2019	-	-	53,757,182	5,376	1,342,104	(1,005,977)	(16,044)	325,459
Common stock issued for cash	-	-	812,189	81	335,557	-	-	335,638
Common stock acquired with cash and cancelled per repurchase agreements	-	-	(24,860)	(2)	(12,428)	-	-	(12,430)
Common stock issued for services	-	-	42,912	4	21,804	-	-	21,808
Foreign currency translation	-	-	-	-	-	-	(19,315)	(19,315)
Net loss for the period	-	-	-	-	-	(385,599)	-	(385,599)
Balance, June 30, 2019	-	$-	54,587,423	$5,459	$1,687,037	$(1,391,576)	$(35,359)	$265,561

Balance, December 31, 2017	-	$-	41,290,970	$4,129	$397,649	$(43,249)	$(780)	$357,749
Common stock issued for cash	-	-	289,150	29	130,807	-	-	130,836
Foreign currency translation	-	-	-	-	-	-	3,742	3,742
Net loss for the period	-	-	-	-	-	(38,667)	-	(38,667)
Balance, March 31, 2018	-	-	41,580,120	4,158	528,456	(81,916)	2,962	453,660
Common stock issued for cash	-	-	1,422,018	142	338,919	-	-	339,061
Common stock issued for services	-	-	140,259	14	70,116	-	-	70,130
Common stock issued for acquisition of subsidiary	-	-	400,000	40	(412,266)	-	-	(412,226)
Foreign currency translation	-	-	-	-	-	-	(20,442)	(20,442)
Net loss for the period	-	-	-	-	-	(179,862)	-	(179,862)
Balance, June 30, 2018	-	$-	43,542,397	$4,354	$525,225	$(261,778)	$(17,480)	$250,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net loss	$(777,893)	$(218,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	278,681	70,130
Changes in operating assets and liabilities
Prepaid expenses	3,226	(4,136)
Inventory	(161,091)	(105,365)
Accounts payable and accrued liabilities	16,370	17,558
Deferred revenue	25,801	-
Net Cash Used in Operating Activities	(614,906)	(240,342)

INVESTING ACTIVITIES
Net cash paid for acquisition of subsidiary	-	(240,678)
Deposit with related party	(73,956)	-
Repayment of advance to related party	1,300	-
Net Cash Used in Investing Activities	(72,656)	(240,678)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	298,317	16,482
Repayment of common stock refund	(13,530)	-
Proceeds from sale of common stock	471,571	469,897
Net Cash Provided by Financing Activities	756,358	486,379
Effect of Exchange Rate on Changes in Cash	(30,586)	(16,700)
NET INCREASE (DECREASE) IN CASH	38,210	(11,341)
CASH AT BEGINNING OF PERIOD	18,575	81,118

CASH AT END OF PERIOD	$56,785	$69,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for acquisition of subsidiary and recapitalization	$-	$171,548
Cancellation of repurchased shares of common stock	$(13,530)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Fah Mai Holdings, Inc. (formerly Finch Street Acquisition Corporation) (“Fah Mai” or the “Company”) was incorporated on July 22, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On June 8, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with Fah Mai Holdings Co., Ltd., a private company organized under the laws of the Thailand (“Fah Mai Thailand”). Under the Merger Agreement, the Company issued to the shareholders of Fah Mai Thailand 400,000 shares of its common stock, valued at $0.0001 per share, in exchange for all of the issued and outstanding equity securities of Fah Mai Thailand (the “Merger”). On November 7, 2017, the Company acquired all outstanding shares of Fah Mai Holdings Limited and Platinum Cask Limited from Louis Haseman at his cost and they became wholly owned subsidiaries of the Company. These companies had no operations and neither assets nor liabilities. On June 8, 2018, the Company entered into a merger agreement (the “Merger Agreement”) with Fah Mai Holdings Co., Ltd., a private company organized under the laws of Thailand (“Fah Mai Thailand”). Mr. Louis Haseman, who is an officer, director and shareholder of the Company, was an officer and equity holder of Fah Mai Thailand prior to the Merger. As a result of the Merger, Fah Mai Thailand has merged into the Company and ceased to exist and the Company has taken over the operations and business plan of Fah Mai Thailand. This was a merger of net assets between entities under common control. Accordingly, net assets and liabilities of Fah Mai Thailand were recorded on the books of the Company at their historical costs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Fah Mai Holdings, Inc. and its wholly owned subsidiaries, Fah Mai Holdings Co., Ltd., Fah Mai Holdings Limited and Platinum Cask Limited (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 – GOING CONCERN

The Company has not yet generated significant revenue since inception to date and has sustained an operating loss of $777,893 for the six months ended June 30, 2019. The Company had working capital of $186,525 and an accumulated deficit of $1,391,576 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $56,785 and $18,575 held in cash as of as of June 30, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. However, most of the Company’s cash is held outside of the United States of America. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2019 or December 31, 2018.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company entered into two lease arrangements during the six months ended June 30, 2019. These lease arrangements were for an apartment and an office location, both with agreements of less than 12 months. As such, the Company elected to not recognize right-of-use assets or lease liabilities, pursuant to short-term lease exemption provisions of Topic 842. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s financial statements.

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

The Company sells bottles and casks of whisky to its customers. The Company records the revenue once the whisky is shipped and the Company’s obligations are completed. The Company also sales fractions of cask to customers in advance of selling the casks. The money from these cask fraactions is recorded as deferred revenue until the cask is sold. Once these casks are sold the Company recognized the revenue that has been deferred and removes the associated liability.

Other Comprehensive Loss

ASC 220, Other Comprehensive Loss, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. At June 30, 2019 and December 31, 2018, respectively, the Company had $35,359 and $4,773 of accumulated other comprehensive loss, relating to foreign currency translation.

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

Stock Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the stock on the date of granting and recognized as services are provided.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, the Company had cumulative net operating losses of $1,391,576 and $613,683, respectively. As of June 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding during the periods presented. Potentially dilutive common stock equivalents such as stock options, warrants and convertible debt are included in the computation of diluted weighted average of common shares outstanding, unless their effect is anti-dilutive due to net losses. As of June 30, 2019 and December 31, 2018, there are no potentially dilutive common stock equivalents.

Basis of Valuing Inventory

The Company purchases rare Scotch whisky for collection and possible marketing and re-sale. The inventory is recorded at the lower of cost (purchase price including fees) or net realizable value.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of June 30, 2019 and December 31, 2018, the Company had advanced non-interest bearing funds to a related party entity in the amount of $5,080 and $6,380, respectively, in anticipation of acquiring or merging the entity with the Company. All of these proceeds were loaned to a related party, Rare Whisky Auctions (“RWA”), a United Kingdom company controlled by the majority shareholders of the Company. The Company recorded an advance to a related entity – in anticipation of merger on its books for these funds.

NOTE 5 – DEPOSIT WITH RELATED PARTY

As of June 30, 2019 and December 31, 2018, the Company had deposited $73,956 and $0, respectively, in a related party entity. This is being reported currently as a deposit. The Company will eventually own an as yet undetermined percentage of the equity in this entity and will be recorded on its books using the equity method. For June 30, 2019 and December 31, 2018, the Company has recorded a gain on this investment of $0 and $0, respectively.

NOTE 6 – WHISKY INVENTORY AND DEFERRED REVENUE

As of June 30, 2019 and December 31, 2018, the Company had whisky inventory of $554,879 and $393,788, respectively. The inventory is made up of rare or special whisky that the Company is acquiring to collect, market, and sell. During the year ended December 31, 2018, the Company began selling Cask Fractions. Cask Fractions are fractions of casks that are in the whisky inventory and are sold to outside parties that would like to invest in rare or special whisky in smaller amounts of money than is required to purchase a complete cask. Upon the sale of these casks, the income associated with these cask fractions that have been purchased is passed on to the investors. The amounts of cask fractions sold totals $100,959 and $75,158 as of June 30, 2019 and December 31, 2018, respectively, and are recorded as deferred revenue.

NOTE 7 – NOTE PAYABLE - RELATED PARTY

During the six months ended June 30, 2019 and 2018, the Company received $298,317 and $16,482, respectively, in loan proceeds from an officer and director. Balances owed totaled $298,317 and $0 at June 30, 2019 and December 31, 2018, respectively.

NOTE 8 – COMMON STOCK

During the six months ended June 30, 2018, the Company issued 1,711,168 shares of common stock to unrelated parties, at $0.45 - $0.75 per share and received $469,897 in cash.

On June 8, 2018, the Company issued 400,000 shares of common stock for the acquisition of Fah Mai Holdings, Co., Ltd. These shares were issued at par value of $0.0001 per share. The shares were issued at par value because the transaction was treated as a combination of entities under common control at historical costs.

During the six months ended June 30, 2018, the Company issued 140,259 shares of common stock to unrelated individuals for services. The shares were issued between $0.50 and $0.65 per share and the Company recorded $70,130 in expenses.

During the six months ended June 30, 2019, the Company issued 1,054,558 shares of common stock through 48 stock subscription agreements, which are all unrelated parties, at $0.42 - $1.00 per share and received $471,571 in cash.

During the six months ended June 30, 2019, the Company issued 500,000 shares of common stock to one individual for services. The shares were issued at $0.50 per share and the Company recorded $250,000 in expenses as stock based compensation.

During the six months ended June 30, 2019, the Company issued 59,036 shares of common stock to 34 individuals for investment services. The shares were issued from $0.30 to $0.65 per share and the Company recorded $28,681 in expenses as stock based compensation.

During the six months ended June 30, 2019, the Company purchased 27,060 shares of common stock from three individuals for $0.50 per share for $13,530 in cash per repurchase agreements. These shares were immediately cancelled.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2019 and December 31, 2018, respectively, 54,587,423 and 53,000,889 shares of common stock and no shares of preferred stock were issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the unaudited consolidated financial statements were issued and there are no material subsequent events, except as detailed below:

From July 1, 2019 through November 27, 2019, the Company issued 509,919 shares of common stock to 47 unaffiliated individuals at $0.50 - $1.00 per share for investment services for a value of $509,971.

From July 1, 2019 through November 27, 2019, the Company issued 1,156,171 shares of common stock to 28 unaffiliated individuals at $0.43 - $1.00 per share for net proceeds of $1,014,237.

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

Results of Operations

Six months ended June 30, 2019

For the six months ended June 30, 2019 and 2018, Fah Mai Holdings, Inc. (the “Company”) generated revenues of $2,650 and $0, respectively, and has had no significant income or positive cash flows from operations since inception. The Company sustained net losses of $777,893 and $218,529 during the six months ended June 30, 2019 and 2018, respectively. The increase of $559,364 is due primarily to the Company incurring $310,681 in stock-based compensation and other professional services, payroll expenses of $103,340, office expense of $112,835, $16,337 in computer and internet expenses and $95,011 in advertising expenses. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees, its operations in Thailand and the efforts to build its whisky inventory.

Three months ended June 30, 2019

For the three months ended June 30, 2019 and 2018, the Company generated revenues of $1,296 and $0, respectively, and has had no significant income or positive cash flows from operations since inception. The Company sustained net losses of $385,599 and $179,862 during the three months ended June 30, 2019 and 2018, respectively. The increase of $205,737 is due primarily to the Company incurring $41,418 in stock-based compensation and other professional services, payroll expenses of $59,605, office expense of $111,732, rent expense of $29,097, utilities expense of $31,136, $5,788 in computer and internet expenses and $50,668 in advertising expenses. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees, its operations in Thailand and the efforts to build its whisky inventory.

The Company’s independent auditors have issued a report on the Company’s December 31, 2018 audited financial statements raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders and its ability to obtain necessary equity financing to continue operations.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, the Company had $56,785 and $18,575, respectively, in cash.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $1,391,576 as of June 30, 2019 and $613,683 as of December 31, 2018. This raises substantial doubt about its ability to continue as a going concern, which is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $614,906 and $240,342 in cash during the six months ended June 30, 2019 and 2018, respectively, for operating activities. During the six months ended June 30, 2019, the Company incurred a net loss of $777,893, offset by common stock issued for services of $278,681, an increase in inventory of $161,091, an increase in accounts payable of $16,370 and deferred revenue of $25,801, compared to the six months ended June 30, 2018, the Company incurred a net loss of $218,529, offset by common stock issued for services of $70,130 and an increase in inventory of $105,365.

Investing Activities

The Company issued funds to a related party in the amount of $0 and $0 and received funds back from a related party in the amount of $1,300 and $0 during the six months ended June 30, 2019 and 2018, respectively. The Company also made a deposit for a pending equity purchase in a related party entity of $73,956 and $0 during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2018, the Company had a negative cash flow of $240,678 for a recapitalization with an acquisition of a subsidiary.

Financing Activities

The Company received $298,317 and $16,482 in proceeds from a note payable with a related party during the six months ended June 30, 2019 and 2018, respectively. The Company received $471,571 in cash for the issuance of 1,054,558 shares of common stock during the six months ended June 30, 2019, and received $469,897 in cash for the issuance of 1,711,168 shares of common stock during the six months ended June 30, 2018. The Company also paid $13,530 in cash for the repurchase and cancellation of 27,060 shares of common stock during the six months ended June 30, 2019 per a repurchase agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2019 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2019.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, or in any other factors that could significantly affect these controls, during the Company’s quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of June 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During April 1, 2019 through the present, the Company issued 2,578,189 shares of common stock for net proceeds of $1,353,298 through 41 stock subscription agreements, which are all unrelated parties.

From April 1, 2019 through the present, the Company issued 650,178 shares of common stock to 62 individuals, which are all unrelated parties, for investment services. The shares were issued from $0.30 to $0.75 per share and the Company recorded $580,101 in expenses.

The shares described above were issued pursuant to the exemption from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

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

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 27, 2019	FAH MAI HOLDINGS, INC.

	By:	/s/ Louis Haseman
Chief Executive Officer

