Form 10-Q
period 2019-09-30
FAH MAI HOLDINGS, INC.
filed 2020-03-11
CIK 1681306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of March 10, 2020, 56,855,280 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Fah Mai Holdings, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2019

FAH MAI HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$505,573	$18,575
Prepaid Expenses	13,291	3,226
Inventory	1,362,578	393,788
Total Current Assets	1,881,442	415,589

Advance to Related Entity - in anticipation of merger	4,920	6,380
Deposit with Related Party	289,402	-
TOTAL ASSETS	$2,175,764	$421,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$61,925	$9,493
Loan Payable – Current Portion	14,912	-
Note Payable - Related Party	288,000	-
Deferred Revenue - Cask Fractions	74,169	75,158
Total Current Liabilities	439,006	84,651

Loan Payable	46,898	-
Private Whisky Collection Payable	861,077	-
Private Whisky Collection Payable – Related Party	44,284	-
Total Liabilities	1,391,265	84,651

STOCKHOLDERS’ EQUITY
Preferred Stock; $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 56,278,730 and 53,000,889 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	5,628	5,300
Additional Paid-in Capital	3,225,430	950,474
Accumulated Deficit	(2,388,807)	(613,683)
Accumulated Other Comprehensive Loss	(57,752)	(4,773)
Total Stockholders’ Equity	784,499	337,318
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,175,764	$421,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$143,657	$15,362	$146,307	$15,362
TOTAL REVENUES	143,657	15,362	146,307	15,362

COST OF GOODS SOLD	140,093	9,633	142,624	9,633

GROSS MARGIN	3,564	5,729	3,683	5,729

OPERATING EXPENSES
General and Administrative Expenses	1,018,028	163,793	1,803,160	385,746
Total Operating Expenses	(1,018,028)	(163,793)	(1,803,160)	(385,746)

OPERATING LOSS	(1,014,464)	(158,064)	(1,799,477)	(380,017)

Other Income (Expense)
Other Income	17,540	(13,689)	24,619	(10,265)
Interest Income	8	-	49	-
Interest Expense	(315)	-	(315)	-
Total Other Income/(Expense)	17,233	(13,689)	24,353	(10,265)

NET LOSS BEFORE INCOME TAXES	(997,231)	(171,753)	(1,775,124)	(390,282)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(997,231)	$(171,753)	$(1,775,124)	$(390,282)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	55,441,151	45,192,235	54,286,500	42,947,443

Other Comprehensive Loss
Exchange Differences arising on translating Foreign Operations	(22,393)	(8,345)	(52,979)	(25,045)
Total Comprehensive Loss	$(1,019,624)	$(180,098)	$(1,828,103)	$(415,327)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Three and Nine Months Ending September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated	Loss	Equity
Balance, December 31, 2018	-	$-	53,000,889	$5,300	$950,474	$(613,683)	$(4,773)	$337,318
Common stock issued for cash	-	-	242,369	24	135,909	-	-	135,933
Common stock acquired with cash and cancelled per repurchase agreements	-	-	(2,200)	-	(1,100)	-	-	(1,100)
Common stock issued for services	-	-	516,124	52	256,821	-	-	256,873
Foreign currency translation	-	-	-	-	-	-	(11,271)	(11,271)
Net loss for the period	-	-	-	-	-	(392,294)	-	(392,294)
Balance, March 31, 2019	-	-	53,757,182	5,376	1,342,104	(1,005,977)	(16,044)	325,459
Common stock issued for cash	-	-	812,189	81	335,557	-	-	335,638
Common stock acquired with cash and cancelled per repurchase agreements	-	-	(24,860)	(2)	(12,428)	-	-	(12,430)
Common stock issued for services	-	-	42,912	4	21,804	-	-	21,808
Foreign currency translation	-	-	-	-	-	-	(19,315)	(19,315)
Net loss for the period	-	-	-	-	-	(385,599)	-	(385,599)
Balance, June 30, 2019	-	-	54,587,423	5,459	1,687,037	(1,391,576)	(35,359)	265,561
Common stock issued for cash	-	-	1,171,171	118	1,029,119	-	-	1,029,237
Common stock acquired with cash and cancelled per repurchase agreements	-	-	(3,847)	(1)	(2,170)	-	-	(2,171)
Common stock issued for services	-	-	523,983	52	511,444	-	-	511,496
Foreign currency translation	-	-	-	-	-	-	(22,393)	(22,393)
Net loss for the period	-	-	-	-	-	(997,231)	-	(997,231)
Balance, September 30, 2019	-	$-	56,278,730	$5,628	$3,225,430	$(2,388,807)	$(57,752)	$784,499

Balance, December 31, 2017	-	$-	41,290,970	$4,129	$397,649	$(43,249)	$(780)	$357,749
Common stock issued for cash	-	-	289,150	29	130,807	-	-	130,836
Foreign currency translation	-	-	-	-	-	-	3,742	3,742
Net loss for the period	-	-	-	-	-	(38,667)	-	(38,667)
Balance, March 31, 2018	-	-	41,580,120	4,158	528,456	(81,916)	2,962	453,660
Common stock issued for cash	-	-	1,422,018	142	338,919	-	-	339,061
Common stock issued for services	-	-	140,259	14	70,116	-	-	70,130
Common stock issued for acquisition of subsidiary	-	-	400,000	40	(412,266)	-	-	(412,226)
Foreign currency translation	-	-	-	-	-	-	(20,442)	(20,442)
Net loss for the period	-	-	-	-	-	(179,862)	-	(179,862)
Balance, June 30, 2018	-	-	43,542,397	4,354	525,225	(261,778)	(17,480)	250,321
Common stock issued for cash	-	-	317,149	32	167,552	-	-	167,584
Common stock issued for services	-	-	8,617,289	862	7,707	-	-	8,569
Foreign currency translation	-	-	-	-	-	-	(8,345)	(8,345)
Net loss for the period	-	-	-	-	-	(171,753)	-	(171,753)
Balance, September 30, 2018	-	$-	52,476,835	$5,248	$700,484	$(433,531)	$(25,825)	$246,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net loss	$(1,775,124)	$(390,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	790,177	78,699
Changes in operating assets and liabilities
Prepaid expenses	(10,065)	(5,262)
Inventory	(968,790)	(106,671)
Accounts payable and accrued liabilities	52,432	5
Private whisky collection payable	861,077	-
Private whisky collection payable - related party	44,284	-
Deferred revenue	989	-
Net Cash Used in Operating Activities	(1,005,020)	(423,511)

INVESTING ACTIVITIES
Recapitalization with acquisition of subsidiary	-	(240,678)
Deposit with related party	(289,402)	-
Issuance of funds to related party	1,460	-
Net Cash Used in Financing Activities	(287,942)	(240,678)

FINANCING ACTIVITIES
Proceeds from note payable - related party	288,000	-
Repayment of note payable - related party	-	(30,549)
Proceeds from loan payable	61,506	-
Repayment of common stock refund for cash	(15,701)	-
Proceeds from sale of common stock	1,500,808	637,481
Net Cash Provided by Financing Activities	1,834,613	606,932
Effect of Exchange Rate Changes on Cash	(54,653)	1,521
NET INCREASE (DECREASE) IN CASH	486,998	(55,736)
CASH AT BEGINNING OF PERIOD	18,575	81,118

CASH AT END OF PERIOD	$505,573	$25,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$72
Income taxes	$-	$-

NON-CASH DISCLOSURES OF CASH FLOW INFORMATION:
Common stock issued for acquisition of subsidiary and recapitalization	$-	$171,548
Cancellation of repurchased shares of common stock	$15,701	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FAH MAI HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Fah Mai Holdings, Inc. and its wholly owned subsidiaries, Fah Mai Holdings Co., Ltd., Fah Mai Holdings Limited and Platinum Cask Limited (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 – GOING CONCERN

The Company has begun to generate revenues but has sustained an operating loss of $1,775,124 for the nine months ended September 30, 2019. The Company had working capital of $1,442,436 and an accumulated deficit of $2,388,807 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations and from stockholders to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $505,573 and $18,575 held in cash as of as of September 30, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. However, most of the Company’s cash is held outside of the United States of America. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2019 or December 31, 2018.

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

The following rates were used to translate the accounts of Fah Mai Holdings Co., Ltd., Fah Mai Holdings Limited and Platinum Cask Limited into USD at the following balance sheet dates.

	Balance Sheet Dates
	September 30, 2019	December 31, 2018
British Pound to USD	0.812935	0.783686
Thailand Baht to USD	0.032681	0.030941

The following rates were used to translate the accounts of Fah Mai Holdings Co., Ltd., Fah Mai Holdings Limited and Platinum Cask Limited into USD for the following operating periods.

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
British Pound to USD	0.786053	0.738416
Thailand Baht to USD	0.031948	0.031109

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize a liability representing future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For operating leases, a lessee is required to recognize at inception a right-of-use asset and a lease liability equal to the net present value of the lease payments, with lease expense recognized over the lease term on a straight-line basis. For leases with a term of twelve months or less, ASU 2016-02 allows a reporting entity to make an accounting policy election to not recognize a right-of-use asset and a lease liability, and to recognize lease expense on a straight-line basis. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company entered into two lease arrangements during the nine months ended September 30, 2019. These lease arrangements were for an apartment and an office location, both with agreements of less than 12 months. As such, the Company elected to not recognize right-of-use assets or lease liabilities, pursuant to short-term lease exemption provisions of Topic 842. The Company adopted ASU 2016-02 effective January 1, 2019, which had no impact on the Company’s financial statements.

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

The Company sells bottles and casks of whisky to its customers. The Company records the revenue once the whisky is shipped and the Company’s obligations are completed. The Company also sells fractions of casks to customers in advance of selling the casks. The money from these cask fractions is recorded as deferred revenue until the cask is sold. Once these casks are sold the Company recognizes the revenue that has been deferred and removes the associated liability.

Other Comprehensive Loss

ASC 220, Other Comprehensive Loss, establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. At September 30, 2019 and December 31, 2018, respectively, the Company had $57,752 and $4,773 of accumulated other comprehensive loss, relating to foreign currency translation.

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

The carrying amounts reported in the balance sheets for cash, accounts payable, accrued expenses, advances and notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2019 and December 31, 2018, the Company had cumulative net operating losses of $2,382,952 and $613,683, respectively. As of September 30, 2019 and December 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding during the periods presented. Potentially dilutive common stock equivalents such as stock options, warrants and convertible debt are included in the computation of diluted weighted average of common shares outstanding, unless their effect is anti-dilutive due to net losses. As of September 30, 2019 and December 31, 2018, there are no potentially dilutive common stock equivalents.

Basis of Valuing Inventory

The Company purchases rare Scotch whisky for collection and possible marketing and re-sale. The inventory is recorded at the lower of cost (purchase price including fees) or net realizable value.

NOTE 4 – ADVANCE TO RELATED ENTITY

As of September 30, 2019 and December 31, 2018, the Company had advanced non-interest bearing funds to a related party entity in the amount of $4,920 and $6,380, respectively, in anticipation of acquiring or merging the entity with the Company. All of these proceeds were loaned to a related party, Rare Whisky Auctions (“RWA”), a United Kingdom company controlled by the majority shareholders of the Company. The Company recorded an advance to a related entity – in anticipation of merger on its books for these funds.

NOTE 5 – DEPOSIT WITH RELATED PARTY

As of September 30, 2019 and December 31, 2018, the Company had deposited $289,402 and $0, respectively, in a related party entity, Rosewin Holdings, Inc. This is being reported currently as a deposit. The Company will eventually own an as yet undetermined percentage of the equity in this entity and will be recorded on its books using the equity method. For September 30, 2019 and December 31, 2018, the Company has recorded a gain on this investment of $0 and $0, respectively.

NOTE 6 – WHISKY INVENTORY AND DEFERRED REVENUE

As of September 30, 2019 and December 31, 2018, the Company had whisky inventory of $1,362,578 and $393,788, respectively. The inventory is made up of rare or special whisky that the Company is acquiring to collect, market, and sell. During the year ended December 31, 2018, the Company began selling Cask Fractions. Cask Fractions are fractions of casks that are in the whisky inventory and are sold to outside parties that would like to invest in rare or special whisky in smaller amounts of money than is required to purchase a complete cask. Upon the sale of these casks, the income associated with these cask fractions that have been purchased is passed on to the investors. The amounts of cask fractions sold totals $74,169 and $75,158 as of September 30, 2019 and December 31, 2018, respectively, and are recorded as deferred revenue.

NOTE 7 – LOAN PAYABLE

On August 22, 2019, the Company entered into a loan agreement with Barclay Bank and received proceeds of $61,506. The loan has a term of 60 months and carries an interest rate of 6.7 percent. It is a fixed payment loan and requires monthly payments of $1,243 (GBP 1,010.24). Balances owed totaled $61,810 and $0 at September 30, 2019 and December 31, 2018, respectively. The current portion of the loan payable was $14,912 and $0 at September 30, 2019 and December 31, 2018, respectively.

The following schedule shows the maturities schedule for the next five years;

Year	Amount
2019	3,020
2020	11,307
2021	12,099
2022	12,935
2023	13,828
Thereafter	8,621
61,810

NOTE 8 – PRIVATE WHISKY COLLECTIONS

In August and September 2019, the Company received $905,361 from three individuals to purchase and hold private whisky collections for them. One individual, who is a related party, has an agreement for five years, in the amount of $44,284 and the other two agreements are for ten years, in the amount of $861,077. The Company purchases whisky items, hold these assets and may sell the assets for the individuals. The Company will receive a percentage of any profits earned by the sale of whisky items. Balances owed under these agreements totaled $905,361 and $0 at September 30, 2019 and December 31, 2018, respectively.

NOTE 9 – NOTE PAYABLE - RELATED PARTY

During the nine months ended September 30, 2019 and 2018, the Company received $298,317 and $16,482, respectively, in loan proceeds from an officer and director. This loan is due on demand and non-interest bearing. Balances owed totaled $288,000 and $0 at September 30, 2019 and December 31, 2018, respectively.

NOTE 10 – COMMON STOCK

During the nine months ended September 30, 2018, the Company issued 2,028,317 shares of common stock to unrelated parties, at $0.45 - $0.75 per share and received $637,481 in cash.

On June 8, 2018, the Company issued 400,000 shares of common stock for the acquisition of Fah Mai Holdings, Co., Ltd. These shares were issued at par value of $0.0001 per share. The shares were issued at par value because the transaction was treated as a combination of entities under common control at historical costs.

During the nine months ended September 30, 2018, the Company issued 155,325 shares of common stock to unrelated individuals for services. The shares were issued between $0.50 and $0.65 per share and the Company recorded $78,699 in expenses.

During the nine months ended September 30, 2019, the Company issued 2,225,729 shares of common stock through 73 stock subscription agreements, which are all unrelated parties, at $0.42 - $1.00 per share and received $1,500,808 in cash.

On March 1, 2019, the Company issued 500,000 shares of common stock to one individual for services. The shares were issued at $0.50 per share and the Company recorded $250,000 in expenses as stock based compensation.

During the nine months ended September 30, 2019, the Company issued 583,019 shares of common stock to 97 individuals for investment services. The shares were issued from $0.30 to $0.65 per share and the Company recorded $540,177 in expenses as stock based compensation.

During the nine months ended September 30, 2019, the Company purchased 30,907 shares of common stock from four individuals for $0.50 per share for $15,701 in cash per repurchase agreements. These shares were immediately cancelled.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2019 and December 31, 2018, respectively, 56,278,730 and 53,000,889 shares of common stock and no shares of preferred stock were issued and outstanding.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the unaudited consolidated financial statements were issued and there are no material subsequent events, except as detailed below:

From October 1, 2019 through March 5, 2020, the Company issued 134,985 shares of common stock to 32 unaffiliated individuals at $0.50 - $1.00 per share for investment services for a value of $116,951.

From October 1, 2019 through March 5, 2020, the Company issued 441,565 shares of common stock to 28 unaffiliated individuals at $0.43 - $1.00 per share for net proceeds of $337,266.

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

Results of Operations

Nine months ended September 30, 2019

For the nine months ended September 30, 2019 and 2018, Fah Mai Holdings, Inc. (the “Company”) generated revenues of $146,307 and $15,362, respectively, and has had no significant income or positive cash flows from operations since inception. The Company sustained net losses of $1,775,124 and $390,282 during the nine months ended September 30, 2019 and 2018, respectively. The increase of $1,384,842 is due primarily to the Company incurring $861,669 in stock-based compensation and other professional services, payroll expenses of $200,419, office expense of $88,117, rent expense of $50,994, $20,090 in computer and internet expenses and $403,076 in advertising expenses. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees, its operations in Thailand and the efforts to build its whisky inventory.

Three months ended September 30, 2019

For the three months ended September 30, 2019 and 2018, the Company generated revenues of $143,657 and $15,362, respectively, and has had no significant income or positive cash flows from operations since inception. The Company sustained net losses of $997,231 and $171,753 during the three months ended September 30, 2019 and 2018, respectively. The increase of $825,478 is due primarily to the Company incurring $550,988 in stock-based compensation and other professional services, payroll expenses of $97,079, office expense of $86,271, rent expense of $16,772, $1,858 in computer and internet expenses and $308,065 in advertising expenses. The loss is largely attributed to operating expenses incurred by the Company, for the purposes of paying for accounting, legal and audit fees, its operations in Thailand and the efforts to build its whisky inventory.

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

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, the Company had $505,573 and $18,575, respectively, in cash.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $2,388,807 as of September 30, 2019 and $613,683 as of December 31, 2018. This raises substantial doubt about its ability to continue as a going concern, which is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $1,005,020 and $423,511 in cash during the nine months ended September 30, 2019 and 2018, respectively, for operating activities. During the nine months ended September 30, 2019, the Company incurred a net loss of $1,775,124, offset by common stock issued for services of $790,177, an increase in inventory of $968,790, an increase in accounts payable and accrued liabilities of $52,432, an increase in private whisky collections payable of $905,361 and deferred revenue of $989, compared to the nine months ended September 30, 2018, the Company incurred a net loss of $423,512, offset by common stock issued for services of $78,699 and an increase in inventory of $106,671.

Investing Activities

The Company issued funds to a related party in the amount of $0 and $0 and received funds back from a related party in the amount of $1,460 and $0 during the nine months ended September 30, 2019 and 2018, respectively. The Company also made a deposit for a pending equity purchase in a related party entity of $289,402 and $0 during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2018, the Company had a negative cash flow of $240,678 for a recapitalization with an acquisition of a subsidiary.

Financing Activities

The Company received $298,317 and $16,482 in proceeds from a note payable with a related party and repaid $10,317 and $30,549 of this note payable during the nine months ended September 30, 2019 and 2018, respectively. The Company received $1,500,808 in cash for the issuance of 2,225,729 shares of common stock during the nine months ended September 30, 2019, and received $637,481 in cash for the issuance of 2,028,317 shares of common stock during the nine months ended September 30, 2018. The Company also paid $15,701 in cash for the repurchase and cancellation of 30,907 shares of common stock during the nine months ended September 30, 2019 per repurchase agreements. During the nine months ended September 30, 2019, the Company also received $60,506 in cash from a loan payable.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2019 (the “Evaluation Date”), the Company’s management evaluated, with participation of its principal executive officer and its principal financial officer, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2019.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, or in any other factors that could significantly affect these controls, during the Company’s quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of September 30, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During July 1, 2019 through the present, the Company issued 1,612,736 shares of common stock for net proceeds of $1,366,503 through 54 stock subscription agreements, which are all unrelated parties.

From July 1, 2019 through the present, the Company issued 658,968 shares of common stock to 80 individuals, which are all unrelated parties, for investment services. The shares were issued from $0.50 to $1.00 per share and the Company recorded $628,447 in expenses.

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

Dated: March 10, 2020	FAH MAI HOLDINGS, INC.

	By:	/s/ Louis Haseman
Chief Executive Officer

